Form 10-Q
period 1996-05-31
RF POWER PRODUCTS INC
filed 1996-07-03
CIK 887627

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ending                Commission File No. 0-20229
          May 31, 1996

                            RF POWER PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                   22-2361086
- -----------------------------                  ----------------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                      Identification No.)

               502 Gibbsboro-Marlton Road, Voorhees, N.J. 08043
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (609) 751-0033
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X           No
                  ---            ---

As of May 31, 1996, 12,104,909 shares of Common Stock, $.01 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            -----------------------

                                     INDEX


                                                          Page
                                                          Number
                                                          ------

Part I.  Financial Information

     Item 1. Consolidated Financial Statements

               Balance Sheets - May 31, 1996 and
               November 30, 1995 ........................   3

               Statements of Operations - Three Months and
               Six Months Ended May 31, 1996 and 1995 ...   4

               Statements of Cash Flows - Six Months Ended
               May 31, 1996 and 1995 ....................   5

               Notes to Financial Statements ............   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .................................   8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ..........  11

                            RF POWER PRODUCTS, INC.
                                BALANCE SHEETS

                                        May 31,            November 30,
                                         1996                 1995
                                      (Unaudited)           (Audited)
                                    --------------       --------------
Assets

Cash                                 $   403,079            $   689,757
Accounts receivable                    5,697,904              5,131,379
Inventories                            4,528,437              4,440,375
Prepaid expenses and other               537,042                825,601
                                     -----------            -----------
                                      11,166,462             11,087,112
                                     -----------            -----------
Property and equipment, at cost
  Machinery and equipment              3,321,457              2,454,224
  Transportation                          54,641                 18,196
  Leasehold improvements                 168,705                160,423
                                     -----------            -----------
                                       3,544,803              2,632,843

Less accumulated depreciation
  and amortization                    (1,359,360)            (1,159,848)
                                     -----------            -----------

                                       2,185,443              1,472,995
                                     -----------            -----------

Other assets                             280,931                354,886
                                     -----------            -----------
                                     $13,632,836            $12,914,993
                                     ===========            ===========

Liabilities

Current liabilities
  Note Payable                       $   734,663            $   500,000
  Current portion long-term debt         365,000                164,153
  Accounts payable                     2,084,788              2,573,716
  Accrued expenses                       440,029              1,959,107
  Accrued payroll                        255,974                437,701
                                     -----------            -----------

                                       3,880,454              5,634,677
                                     -----------            -----------

Long-term debt, less current
  portion                              1,050,000                310,225
                                     -----------            -----------


Shareholders' equity
  Common stock - $.01 par value
  Authorized - 19,000,000
  Issued and outstanding:
   1996-12,104,909; 1995-12,050,243     121,049                120,502
Additional paid-in capital             6,295,223              6,215,271
Retained Earnings                      2,363,110                788,318
Notes receivable from shareholders       (77,000)              (154,000)
                                     -----------            -----------
                                       8,702,382              6,970,091
                                     -----------            -----------
                                     $13,632,836            $12,914,993
                                     ===========            ===========

                See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                            Three Months Ended          Six Months Ended
                                  May 31,                   May 31,
                                  -------                   -------
                            1996          1995          1996         1995
                            ----          ----          ----         ----

Net sales                $ 9,484,006   $ 6,072,749   $17,742,870  $11,010,490
                         -----------   -----------   -----------  -----------
Costs and expenses
Cost of products sold      5,775,577     3,558,594    10,809,002    6,664,385
Research and development     924,569       492,461     1,710,536    1,037,751
Selling and administrative 1,308,753     2,066,430     2,633,537    2,976,222
Interest expense              11,634        17,599        37,017       40,355
                         -----------   -----------   -----------  -----------
                         $ 8,020,533   $ 6,135,084   $15,190,092  $10,718,713
                         -----------   -----------   -----------  -----------

Income (loss) before
income taxes               1,463,473       (62,335)    2,552,778      291,777

Income tax expense           566,011       328,699       977,986      453,259
                         -----------   -----------   -----------  -----------


Net income (loss)            897,462      (391,034)    1,574,792     (161,482)
                         ===========   ===========   ===========  ===========



Per Share Data:

Earnings Per Share          $ .07        $ (.03)        $ .13       $ (.01)
                         ===========   ===========   ===========  ===========



Weighted average number of
shares outstanding        12,283,794    12,178,226    12,264,226   12,184,029
                         ===========   ===========   ===========  ===========




     See accompanying notes to consolidated condensed financial statements

                            RF POWER PRODUCTS, INC.
                            STATEMENT OF CASH FLOWS
                                 ( UNAUDITED )

                                                       Six Months Ended
                                                       ----------------
                                                   May 31, 1996  May 31, 1995
                                                   ------------  ------------


Cash flows from operating activities
Net income (loss)                                  $ 1,574,792   $  (161,482)
Adjustments to reconcile net income to
 net cash used in operating activities:
Compensation, Non-cash                                   -           957,600
Depreciation and amortization                          229,266       268,916
 Deferred Income Taxes (Benefit)                       234,919       (31,520)

 Changes in assets and liabilities
  (Increase) in accounts receivable                   (566,525)     (729,790)
  Decrease (increase) in inventories                   (88,062)     (419,080)
  Decrease (increase) in prepaid expenses
  and other                                             60,542       (38,491)
  (Decrease) increase in a/p & accr.
  liabilities                                       (2,122,733)      689,703
  Other                                                 37,299         -
                                                   -----------   -----------
Net cash generated (used) in
 operating activities                                 (630,502)      535,856
                                                   -----------   -----------
Cash flows from investing activities
Capital expenditures                                  (911,960)     (314,526)
Technology Purchase                                      -          (155,000)
Other                                                    -            (2,863)
                                                   -----------   -----------

Net cash used in investing activities                 (911,960)     (472,389)
                                                   -----------   -----------

Cash flows from financing activities
Short term borrowing, net                              234,663       193,000
Payments of long-term debt                          (1,445,383)     (278,109)
Proceeds from issuance of long-term
 debt                                                2,386,005         -
Proceeds from sale of common stock under
 stock option plan and stock subscription
 agreement                                              80,499        57,406
                                                   -----------   -----------

Net cash provided by (used in)
 financing activities                                1,255,784       (27,703)
                                                   -----------   -----------

Net increase in cash                                  (286,678)       35,764

Cash at beginning of period                            689,757       168,250
                                                   -----------   -----------

Cash at end of period                              $   403,079   $   204,014
                                                   ===========   ===========

                See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      MAY 31, 1996 AND NOVEMBER 30, 1995


Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1996 and November 30, 1995, the results of operations for the three and six months ended May 31, 1996 and 1995 and the statement of cash flows for the six months ended May 31, 1996 and 1995.

           The results of operations for the three and six months ended May 31, 1996 and 1995 are unaudited and are not necessarily indicative of results for the full year.

           These financial statements should be read in conjunction with the financial statements and the notes included in the Company's report on Form 10K.

Note 2     Inventories

           Inventories consist of the following:

                                          May 31,            November 30,
                                           1996                  1995
                                        ----------           ------------
Raw materials                           $2,688,219           $3,195,340
Work in process                            510,977              330,165
Finished goods                           1,329,241              914,870
                                        ----------           ----------

                                        $4,528,437           $4,440,375
                                        ==========           ==========

Note 3 The provision for income taxes for the six months ended May 31, 1996 and 1995, consists of the following:

                                          May 31,            May 31,
                                           1996               1995
                                        ---------          ---------
            Current-federal and state   $ 743,067          $ 484,779
            Deferred-federal & state      234,919            (31,520)
                                          -------            --------
                                        $ 977,986          $ 453,259
                                        =========          ==========

Note 4 Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the conversion of dilutive common stock equivalents. The primary earnings per share and the related common stock and equivalents are presented. The fully dilutive earnings per share data is not shown since the dilution is not material.

Note 5 On March 18, 1996 the Company entered into a ten year lease agreement for a new Corporate Headquarters and Manufacturing facility. In June 1996 the lease was amended to increase the size of the new facility from 60,000 square feet to 78,000 square feet. The minimum payments are $5,927,940 over the ten year term. Management currently anticipates moving into the new building by the end of 1996.

Item 2.            Management's Discussion and Analysis of Financial
                   -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------


Financial Position, Liquidity and Capital Requirements
- ------------------------------------------------------

The Company's cash requirements are currently being met through internal cash flows and existing bank financing.

In May 1996, the Company established a new banking relationship with a local commercial bank and terminated its relationship with its prior bank. The Company repaid its prior bank's term loan and the outstanding balance on its line of credit from a new credit facility provided by the Company's new bank. The new credit facility is for a $1,400,000 term loan and a $4,000,000 revolving line of credit. This increases the Company's lines of credit from $1,500,000 to $4,000,000. The rate of interest for both the term loan and revolving line of credit are based on current Libor rates. The term loan contains an option to convert to a fixed rate.

Operating activities utilized $631,000 in cash flows for the six month period ending May 31, 1996 while $536,000 was generated in the comparable period in 1995. Approximately $2,039,000 of net cash was generated from net income plus non-cash depreciation and amortization and deferred taxes during the fiscal 1996 period. This was primarily offset by a $567,000 increase in accounts receivable, and a $2,113,000 use of cash to decrease accounts payable, payment of accrued bonuses and related taxes, and the legal settlement with its prior law firm related to the unintended tax consequences to the Company's executive stock purchase agreements.

Net cash used in investing activities for the first half of fiscal year 1996 was $912,000 for capital expenditures to sustain the Company's growth and expand its Research and Development group. The increase is due to the purchase of capital equipment for the manufacturing operations, field service and the engineering new product group. Also, new computer equipment was needed due to the expansion of the engineering new product development group.

For the first half of fiscal year 1996, approximately $1,175,000 of cash was provided by the increase in net borrowing resulting from bank financing as noted above. There was an $80,000 increase in capital resulting from the exercise of employee stock options.

In March 1996, the Company signed a lease agreement for a new 60,000 square foot Corporate Headquarters and manufacturing facility. In June 1996, the Company agreed to increase the size of the new facility from 60,000 to 78,000 square feet based on the signing of a major contract with a leading semiconductor equipment manufacturer of plasma etch systems. The Company projects the building will be completed by the end of 1996.

The Company requires capital for research and development, inventories and funding for capital expenditures related to the new facility. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

                             RESULTS OF OPERATIONS


Net revenues for the six months ended May 31, 1996 increased 61% as compared to the same period in fiscal 1995. For the three months ending May 31, 1996, net revenues increased by 56% over the comparable period of the prior year. The increase is the result of continued growth to semiconductor capital equipment manufacturers which represented 67% and 65% of the Company's sales in the first half of fiscal 1996 and 1995, respectively. The Company's sales this year, in the semiconductor market increased 67%, in absolute dollars, over the comparable six month period last year. The Company has generated significant sales increases from Lam Research, Applied Materials, Plasma Materials and Technology, Alcatel and Mattson Technology.

Cost of products sold amounted to 61% of sales for both the six month periods and 61% and 59% for the three month period ending May 31, 1996 and May 31, 1995, respectively. Cost of products sold was affected by the change in product mix and increased labor and overhead expenses associated with the second production shift.

Research and development expenses were 10% and 9% of sales for the six month periods and 10% and 8% for the three month periods ending May 31, 1996, and May 31, 1995 respectively. Research and development expenses increased 65% to $1,711,000 compared to $1,038,000 last year. The increase is the result of additional engineering new product development staff and their related costs.

Selling and administrative expenses rose approximately $615,000 for the six month period and $200,000 for the three month period ending May 31, 1996, respectively, as compared to the comparable period in 1995. However, as a percent of sales, selling and administrative expenses decreased from 18% to 14% for the three month period ending May 31, 1995 to 1996, respectively. This decrease is the result of tight cost controls and the strong sales gains.

The Company's effective tax rate was 38% and 36% for the first half of fiscal 1996 and 1995 and 39% and 37% for the three month period ending May 31, 1996 and 1995, respectively. Fiscal year 1995's effective tax rate excludes the non cash compensation charge to reflect comparable figures. The major difference is an increase in state taxes.

                          PART II.  OTHER INFORMATION




     Item 6.  Exhibits and Reports on Form 8-K
                                           ---


         (a)  Exhibits...............................N/A


         (b) No reports on Form 8-K were filed during the second quarter of fiscal 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RF POWER PRODUCTS, INC.





Dated:                              /s/ Joseph Stach
                                    ---------------------------
                                    Joseph Stach, Chairman and
                                    President

                                    /s/ Domenic N. Golato
                                    ---------------------------
                                    Domenic N. Golato, Chief Financial
                                    Officer and Treasurer