Form 10-Q
period 1996-08-31
RF POWER PRODUCTS INC
filed 1996-10-07
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending              Commission File No. 0-20229
      August 31, 1996

                            RF POWER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



        NEW JERSEY                                      22-2361086
------------------------------               ---------------------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                      Identification No.)


                502 Gibbsboro-Marlton Road, Voorhees, N.J. 08043
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (609)751-0033
                                                   --------------

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


As of August 31, 1996, 12,122,840 shares of Common Stock, $.01 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     INDEX




                                                              Page
                                                              Number
                                                              ------
  Part I.  Financial Information

       Item 1. Consolidated Financial Statements

               Balance Sheets - August 31, 1996 and
               November 30, 1995 .............................  3

               Statements of Operations - Three Months and
               Nine Months Ended August 31, 1996 and 1995 ....  4

               Statements of Cash Flows - Nine Months Ended
               August 31, 1996 and 1995  .....................  5

               Notes to Consolidated Financial Statements ....  6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ....................................  8

  Part II.   Other Information

       Item 6. Exhibits and Reports on Form 8-K .............. 11

                            RF POWER PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                August 31,   November 30,
Assets                                             1996         1995
                                               (Unaudited)     (Audited)
                                               ------------  -------------

Cash                                           $     2,242   $    689,757
Accounts receivable                              5,823,700      5,131,379
Inventories                                      4,850,841      4,440,375
Deferred Taxes                                     303,435        709,210
Prepaid expenses and other                         106,372        116,391
                                               -----------    -----------
                                                11,086,590     11,087,112
                                               -----------    -----------

Property and equipment                           2,196,019      1,472,995

Other assets                                       269,993        354,886
                                               -----------    -----------
                                               $13,552,602    $12,914,993
                                               ===========    ===========
Liabilities
Current liabilities
 Note Payable                                  $   434,663    $   500,000
 Current portion long-term debt                    350,000        164,153
 Accounts payable                                2,078,741      2,573,716
 Accrued expenses                                  303,374      1,959,107
 Accrued payroll                                   401,192        437,701
                                               -----------    -----------

                                                 3,567,970      5,634,677
                                               -----------    -----------
  Long-term debt,less current
    portion                                        962,500        310,225
                                               -----------    -----------

Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1996-12,122,840; 1995-12,050,243                 121,228        120,502
Additional paid-in capital                       6,367,696      6,215,271
Retained Earnings                                2,610,208        788,318
Notes receivable from shareholders                 (77,000)      (154,000)
                                               -----------    -----------
                                                 9,022,132      6,970,091
                                               -----------    -----------
                                               $13,552,602    $12,914,993
                                               ===========    ===========

         See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
                                      August 31,              August 31,
                                      ----------              ----------
                                 1996        1995        1996         1995
                                 ----        ----        ----         ----

Net Sales                     $7,979,403  $6,791,913  $25,722,273  $17,802,403
                              ----------  ----------  -----------  -----------

Costs and expenses
Cost of products sold          5,211,972   4,044,890   16,020,973   10,709,275
Research and development         910,536     567,394    2,621,072    1,605,145
Selling and administrative     1,394,770     985,898    4,028,308    3,962,120
Interest expense                  29,492      15,157       66,509       55,512
                              ----------  ----------  -----------  -----------
                              $7,546,770  $5,613,339  $22,736,862  $16,332,052
                              ----------  ----------  -----------  -----------

Income before income taxes       432,633   1,178,574    2,985,411    1,470,351

Income tax expense               185,535     447,858    1,163,521      901,117
                              ----------  ----------  -----------  -----------

Net Income                       247,098     730,716    1,821,890      569,234
                              ----------  ----------  -----------  -----------


Per Share Data:

Earnings Per Share          $  .02         $  .06        $  .15      $  .05
                           -----------   ------------  ----------  ----------

Weighted average number of
shares outstanding          12,266,021    12,250,515   12,220,268   12,236,253
                            ----------    ----------   ----------  -----------


          See accompanying notes to consolidated financial statements

                            RF POWER PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
                                 ( UNAUDITED )

                                                    Nine Months Ended
                                                    -----------------
                                          August 31, 1996       August 31, 1995
                                          ---------------       ---------------
Cash flows from operating activities
Net income                                   $ 1,821,890        $   569,234
Adjustments to reconcile net income
 to net cash used in operating activities:
Compensation, Non-cash                                 -            957,600
Depreciation and amortization                    398,313            384,998
 Deferred Income Taxes (Benefit)                 405,775            (32,777)

 Changes in assets and liabilities
 Increase in accounts receivable                (692,321)        (1,090,691)
 Increase in inventories                        (410,466)        (1,076,674)
 Decrease(increase)in prepaid expenses
  and other                                       16,921            (33,687)
 (Decrease)increase in a/p & accr.
 liabilities                                  (2,110,217)           413,709
Other                                             33,360                  -
                                             -----------        -----------

Net cash generated (used) in
 operating activities                           (536,745)            91,712
                                             -----------        -----------

Cash flows from investing activities
Capital expenditures                          (1,076,706)          (468,382)
Technology Purchase                                    -           (155,000)
Other
                                                       -            (18,232)
                                             -----------        -----------

Net cash used in investing activities         (1,076,706)          (641,614)
                                             -----------        -----------

Cash flows from financing activities
Short term borrowing, net                        (65,337)          (250,000)
Payments of long-term debt                    (1,547,883)          (648,165)
Proceeds from issuance of long-term
 debt                                          2,386,005            320,767
Proceeds from sale of common stock under
 stock option plan and stock subscription
 agreement                                       153,151          1,533,954
                                             -----------        -----------
Net cash provided by (used in)
 financing activities                            925,936            956,556
                                             -----------        -----------

Net increase (decrease) in cash                 (687,515)           406,654

Cash at beginning of period                      689,757            168,250
                                             -----------        -----------
Cash at end of period                        $     2,242        $   574,904
                                             ===========        ===========

         See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1996 AND NOVEMBER 30, 1995

Note 1 In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1996 and November 30, 1995, the results of operations for the three and nine months ended August 31, 1996 and 1995 and the statement of cash flows for the nine months ended August 31, 1996 and 1995.

        The consolidated results of operations for the three and nine months ended August 31, 1996 and 1995 are unaudited and are not necessarily indicative of results for the full year.

        These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's report on Form 10K.

Note 2  Inventories

     Inventories consist of the following:

                   August 31,  November 30,
                      1996         1995
                   ----------  ------------
Raw materials      $2,890,133    $3,195,340
Work in process       707,741       330,165
Finished goods      1,252,967       914,870
                   ----------    ----------

                   $4,850,841    $4,440,375
                   ----------    ----------


Note 3  Property and Equipment

        Property and Equipment consists of the following:


                                           August 31,         November 30,
                                             1996                1995
                                          -----------        -------------
        Property and equipment,at cost
            Machinery and Equipment       $3,473,730          $ 2,454,224
            Transportation Equipment          54,641               18,196
            Leasehold Improvements           181,178              160,423
                                          ----------           ----------
                                           3,709,549            2,632,843

        Less accumulated depreciation
         and amortization                  1,513,530            1,159,848
                                          ----------           ----------
                                          $2,196,019           $1,472,995
                                          ==========           ==========

Note 4 The provision for income taxes for the nine months ended August 31, 1996 and 1995, consists of the following:

                                          August 31,           August 31,
                                             1996                1995
                                          ----------           ----------
           Current-federal and state      $  756,289           $  933,894
           Deferred-federal & state          407,232              (32,777)
                                          ---------            ----------
                                          $1,163,521           $  901,117
                                          ==========           ==========


Note 5 Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the conversion of dilutive common stock equivalents. The primary earnings per share and the related common stock and equivalents are presented. The fully dilutive earnings per share data is not shown since the dilution is not material.


Note 6 On March 18, 1996 the Company entered into a ten year lease agreement for a new Corporate Headquarters and Manufacturing facility. In June 1996 the lease was amended to increase the size of the new facility from 60,000 square feet to 78,000 square feet. The minimum payments are $6,209,480 over the ten year term. Management currently anticipates moving into the new building by the end of 1996.

Item 2.       Management's Discussion and Analysis of Financial
              -------------------------------------------------
                     Condition and Results of Operations
                     -----------------------------------


Financial Position, Liquidity and Capital Requirements
------------------------------------------------------

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

Operating activities utilized $537,000 in cash flows for the nine month period ending August 31, 1996 while $92,000 was generated in the comparable period in 1995. Approximately $2,626,000 of net cash was generated from net income plus non-cash depreciation and amortization and deferred taxes during the fiscal 1996 period. This was primarily offset by a $692,000 increase in accounts receivable, $410,000 increase in inventories and a $2,110,000 use of cash to decrease accounts payable, payment of accrued bonuses and related taxes, and the legal settlement with its prior law firm related to the unintended tax consequences to the Company's executive stock purchase agreements.

Net cash used in investing activities for the nine month period ending August 31, 1996 was $1,077,000 primarily for capital expenditures to sustain the Company's growth and expanding Research and Development group. The increase is due to the purchase of capital equipment for the manufacturing operations, field service and the engineering new product development group. Also, new computer equipment was needed due to the expansion of the engineering new product development group.

For the nine months ended August 31, 1996, approximately $773,000 of cash was provided by the increase in net borrowings resulting from bank financing as noted above. There was a $153,000 increase in capital resulting from the exercise of employee stock options.

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

                             RESULTS OF OPERATIONS

Net sales for the nine months ended August 31, 1996 increased 44% as compared to the same period in fiscal 1995. For the three months ending August 31, 1996, net sales increased by 17% over the comparable period of the prior year. The increase is the result of continued growth in sales to semiconductor capital equipment manufacturers which represented 68% and 66% of the Company's sales for the comparable nine month periods of fiscal 1996 and 1995, respectively. The Company's sales this year, in the semiconductor market, increased 48% over the comparable nine month period last year. The Company has generated significant sales increases from Lam Research, Applied Materials, Plasma Materials and Technology, Alcatel and Mattson Technology. Third quarter net income was affected by the sharp slowdown in semiconductor demand evident throughout the industry. As a supplier of RF power systems to the major manufacturers of semiconductor manufacturing equipment, the Company began to feel this slowdown in the middle of the third quarter.

Cost of products sold amounted to 62% and 60% of sales for the nine month periods and 65% and 60% for the three month periods ending August 31, 1996 and August 31, 1995, respectively. Cost of products sold was affected by the change in product mix and under absorbed overhead costs due to the slowdown in business.

Research and development expenses were 10% and 9% of sales for the nine month periods and 11% and 8% for the three month periods ending August 31, 1996 and August 31, 1995 respectively. Research and development expenses increased 63% to $2,621,000 compared to $1,605,000 last year. The increase is the result of additional engineering new product development staff and their related costs.

Selling and administrative expenses rose approximately $1,024,000 for the nine month period and $409,000 for the three month period ending August 31,1996, respectively, as compared to the comparable period in 1995, excluding a $957,600 non-cash compensation charge last year. However, as a percent of sales, selling and administrative expenses decreased from 17% to 16% for the nine month period and increased from 15% to 17% for the three month period ending August 31, 1995 to 1996, respectively. The increase is primarily due to professional fees related to a medical joint venture that the Company is pursuing and an unsuccessful secondary offering due to a downturn in market conditions.

The Company's effective tax rate was 39% and 37% for the nine month periods and 43% and 38% for the three month periods ending August 31, 1996 and 1995, respectively. Fiscal year 1995's effective tax rate excludes the non cash compensation charge to reflect comparable figures. The major difference is the increase in state taxes and the reduction of the research and development tax credit in fiscal year 1996, due to a recent change in the tax laws.

                          PART II.   OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K
                                        ---



       (a)  Exhibits .............................N/A


       (b) No reports on Form 8-K were filed during the third quarter of fiscal 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RF POWER PRODUCTS, INC.






     Dated:                          /s/ Joseph Stach
                                     -----------------------------
                                     Joseph Stach, Chairman and
                                     President

                                     /s/ Domenic N. Golato
                                     ------------------------------
                                     Domenic N. Golato, Chief Financial
                                     Officer and Treasurer