Form 10-K
period 1996-11-30
RF POWER PRODUCTS INC
filed 1997-02-25
CIK 887627

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-20229

                               ----------------

                            RF POWER PRODUCTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

             NEW JERSEY                                22-2361086
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                             1007 LAUREL OAK ROAD
                          VOORHEES, NEW JERSEY 08043
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 627-6100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class                 Name of each exchange on which
  COMMON STOCK, $.01 PAR VALUE PER                     registered
                SHARE                     AMERICAN STOCK EXCHANGE PRIMARY LIST

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 10, 1997 (based on the closing price on such date as reported on the American Stock Exchange was $21,172,416.(/1/)

  As of February 10, 1997, 12,123,140 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.
--------
(1) Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent shareholders of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  RF Power Products, Inc. (the "Company") designs, manufactures and markets radio frequency ("RF") power delivery systems, consisting of generators and matching networks. The generator provides the radio frequency power and the matching network provides the power flow control to the customer's equipment. The Company's products are sold principally to semiconductor capital equipment manufacturers. The Company's power delivery systems are a critical component of the process chambers of semiconductor manufacturing equipment. RF Power offers semiconductor capital equipment manufacturers power delivery systems that cover a wide range of power and frequency levels and are adjustable to the precise power and frequency levels required by the manufacturers. The Company believes that the wide range and adjustability of its power delivery systems, together with their high reliability, enables semiconductor capital equipment manufacturers to increase throughput, improve yields and decrease manufacturing expenses and cost of ownership. The Company's products are also sold to capital equipment manufacturers in the flat panel display and thin film disk media industries.

  The Company's products are flexible and the Company offers specialized design engineering to its customers in order to integrate the Company's products into specific applications. The Company believes its products may have applications in a number of other industries, including medical and surgical instrumentation, food processing and preparation and materials processing.

  The Company's power delivery systems incorporate a microprocessor into the power generator, enabling the Company and the customer to have the benefit of performance and application enhancements. The benefits to the Company include the ability to perform self diagnosis during final testing and during first service procedures. The benefits to the customer include the ability to program the generator through a wide range of performance specifications as well as to communicate with the generator from a central controller via communication ports. In addition, the cluster tool systems used in computer integrated manufacturing production lines enable the customer to command, control and communicate with the power source. The Company believes that this ability is a valuable asset in production control. The microprocessor controlled power delivery system enables the Company to customize the software included in its generators to the specific needs of a customer.

  The Company markets and sells its products in three principal markets: the United States, Europe and Asia Pacific. The Company markets its products through a direct sales force in the United States from its headquarters in Voorhees, New Jersey and its regional offices in Santa Clara, California and Austin, Texas. The European market is supported directly through the Company's United Kingdom office. In the Asia Pacific market, the Company markets its products through technical sales representatives in Korea and Taiwan and through a distributor in Japan. The Company has an employee in Korea to provide technical support to current and potential Korean customers.

  The Company's strategy is to (i) maintain and enhance its position as a technology leader in the application of power delivery systems in the semiconductor capital equipment market (ii) leverage its technology into new applications and new markets, (iii) expand its product offerings by providing "complete power solutions" to its customers and focusing on design wins, and
(iv) increase the use of modular components in its products and enhance and refine its manufacturing processes.

RECENT DEVELOPMENTS

  Contracts. In June 1996, the Company was awarded a contract with Lam Research Corporation ("Lam Research") estimated at $6.0 million annually to supply the entire radio frequency power delivery system, including generators and matching networks, for use in their new line of oxide etch systems. Lam Research has the option to renew the contract annually.

  Bank Loans. In May 1996, the Company established a new banking relationship with a local commercial bank and terminated its relationship with its prior bank. The Company repaid it's prior bank's term loan and the outstanding balance on its line of credit from a new credit facility provided by the Company's new bank. The new credit facility is for a $1,400,000 term loan and a $4,000,000 revolving line of credit. This increases the Company's lines of credit from $1,500,000 to $4,000,000. The rate of interest for both the term loan and revolving line of credit are based on current Libor rates plus a variable percentage based on the Company's quarterly cash flow performance. The Company has the option to term out a portion of the line of credit, which if exercised, reduces the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan. On January 17, 1997, the Company signed an amendment to the credit facility that revised a financial covenant in order to satisfy the Company's compliance with such covenant at November 30, 1996

  In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility. The loan is for a five year term at an interest rate of 5% with principal and interest paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan.

  ISO 9001 Certification. In December 1996, the Company became certified and registered to meet the ISO 9001 Quality System Standard. The Quality Management System is applicable to the design, manufacture, and service of radio frequency power systems, matching networks and other peripheral products. This certification covers all activities at the Company's Voorhees, NJ facility.

PRODUCTS

 Solid-State and Tube-Type Generators

  The Company manufactures a line of solid-state, computer-controlled radio frequency generators and a line of high-power tube-type generators. Solid-state generators are presently available for power requirements of up to 5,000 watts and are sold primarily to Capital Equipment Manufacturers in the semiconductor equipment, flat panel, thin film and analytical equipment markets. The solid-state generators are designed to be compact in size and reliable in performance. For the fiscal year ended November 30, 1996, ("fiscal 1996") and the fiscal year ended November 30, 1995 ("fiscal 1995"), shipments of solid-state generators accounted for 71% and 78% of sales, respectively. Tube-type generators are available at power levels from 10,000 to 25,000 watts and are primarily sold to capital equipment manufacturers ("Capital Equipment Manufacturers") in the film disc media market. For both fiscal 1996 and fiscal 1995, shipments of tube-type generators accounted for 4% of net sales.

 Matching Networks

  The Company also manufactures matching networks, which are systems composed primarily of variable inductors and capacitors with application-specific circuits that can be designed to a customer's specific power requirements. Matching networks are designed to optimize the power flow from a generator to a process chamber by changing (i.e. tuning) the inductor and capacitor values. The Company manufactures general purpose matching networks and matching networks that are designed for a customer's specific model of equipment. For fiscal 1996 and fiscal 1995, matching networks accounted for 22% and 14%, respectively, of the Company's net sales.

MARKET OVERVIEW

  The Company's products are sold for use in equipment used to manufacture semiconductor products and flat-panel displays for use in equipment used in the film and media markets and for use in analytical instruments. The Company's net sales during fiscal 1996 in the semiconductor equipment, flat-panel displays, film disc media and analytical instruments markets were approximately 66%, 14%, 14% and 6%, respectively.

  A primary focus of the Company's current marketing efforts is the semiconductor equipment market. Capital Equipment Manufacturers in the semiconductor equipment market typically purchase solid-state generators because the power requirements for the equipment they manufacture are typically 5,000 watts or less. These semiconductor products are the building blocks for computers, including personal, workstations and mainframes, automotive electronics, telecommunications and consumer electronics. The Company's power systems are used in semiconductor equipment to provide the precise excitation required to achieve the plasma processes of deposition and etching of thin films. The dielectric and metal thin film layers are key technologies in the manufacture of advanced integrated circuits, which are the building blocks for microprocessors, memories and logic elements.

  Flat-panel display, such as active matrix liquid crystal displays, field emission displays and plasma displays, are making strong inroads into the traditional cathode ray tube (CRT) market, particularly in the computer display area, and are expected to expand their penetration in the laptop, desktop, and workstation, automotive, avionics and consumer electronics markets. The Company is a Capital Equipment Manufacturer supplier to many key flat-panel equipment manufacturers.

  Management of the Company estimates the flat-panel display market to be approximately the same size as the semiconductor market. However, since most of the growth potential in this market is expected to come from equipment manufacturers in the Far East, the Company's growth potential is dependent on its relationship with its distributor and sales representatives in Asia. See "Business--Marketing, Sales and Service."

  In the film disc media market, the Company is currently a niche supplier of high-power tube-type generators of at least 10,000 watts. Typical applications of the Company's products by manufacturers in the film disc media market include magnetic disc, disc drive and head manufacturing. Management of the Company believes that the manufacturers in the film disc media market are moving towards radio frequency technology, even though the majority of manufacturers in the film disc media market currently use direct current technology. Management of the Company believes that since the Company is one of the few manufacturers of high-power products that offers service and support in all of its sales areas, the Company is in a position to take advantage of the anticipated growing demand for higher throughput equipment.

  The Company also expects to maintain its position in the portion of the analytical instruments market that uses solid-state technology for inductively coupled plasma sources in instruments that are used for elemental analysis of materials. Typical applications of inductively coupled plasma type analytical instruments include mass spectroscopy of soils, solids and liquid chemicals as used in the chemical, pharmaceutical, electronics, toxic waste and agricultural industries.

  Management of the Company believes there is significant opportunity for the Company to expand into new markets; however, there can be no assurance that the Company will be able to enter any new markets successfully.

RESEARCH AND PRODUCT DEVELOPMENT

  The market for radio frequency power systems has been characterized by moderate technological change and rapid product innovation. In many instances, the high-end tube-type products utilize technology that is over twenty years old. Accordingly, the Company is engaged in a research and product development program directed toward improving existing products and developing new products and a more moderate technological research and development program directed toward updating its technology in the high-end radio frequency power supply industry. The Company's current production includes new lines of low frequency and high frequency generators and matching networks.

  The Company maintains an engineering and technical staff of 37 people, a majority of whose time is spent in research and development. The Company has increased product development activity and is supplementing existing engineering experience with outside professionals. The Company uses technical consultants to assist with product development and has expanded such use in developing strategic relations with some universities, research centers and customers with specialized engineering capabilities.

  Research and product development costs are expensed as incurred. During the fiscal year ended November 30, 1996 ("fiscal 1996"), fiscal 1995 and fiscal 1994, the Company spent approximately $3,528,000, $2,343,000 and $1,340,500, respectively, for research and product development.

  There can be no assurance that the Company's research and product development efforts will be successful or that such efforts will not be rendered obsolete by the research efforts and technological advances made by others.

MARKETING, SALES AND SERVICE

  The Company markets and sells its products in three principal markets: the United States, Europe and Asian Pacific.

  In the United States and Europe, the Company sells and services its products directly through its own sales personnel. In addition, in December of 1995 the Company established a Korean office to provide technical support in the Korean market. Elsewhere, the Company uses distributors or sales representatives.

  In the United States and United Kingdom offices, the Company's direct sales force works with the Company's existing Capital Equipment Manufacturer customers to integrate the Company's products with the customers' product development. The direct sales force also works with end users that are either retrofitting existing equipment or developing specifications for equipment orders. In addition, the Company offers technical assistance to its Capital Equipment Manufacturer customers during the customers' product development phase in order to encourage the use of the Company's products. The Company has a New Product Development Team that focuses its efforts on working directly with key customers to address their next generation requirements.

  In fiscal 1993, the Company entered into an exclusive distributorship agreement with Astech Corporation, a Japanese distributor ("Astech") and related party to the Company, to distribute the Company's products in Japan. The agreement commenced in August 1993 and terminates in August 1998. Astech manufactures a line of radio frequency products that is complementary to the Company's product line. As a result, Astech can provide not only sales and service support but also technical input on product design and development. The Company and Astech are combining forces to secure new accounts by offering to the customer a total power system, i.e., a low frequency generator (provided by the Company) and a matching network (provided by Astech). This combined cooperative effort has resulted in establishing new relationships with key customers in Japan.

  During fiscal 1996, approximately 85% of the Company's sales were in the domestic market, 8% in Europe, 6% through its distributor and sales representatives in the Asian Pacific region and 1% in other foreign markets. The Company has one distributor in Japan (described above) and sales representatives in six countries. Net sales in Europe for fiscal 1996 were approximately $2,437,000. Net sales in the Asian Pacific market for fiscal 1996 were approximately $1,790,000 (of which $1,615,000 were in the Japanese market).

  During fiscal 1996, the contracts that the Company entered into with Applied Materials, Inc. ("Applied Materials") in fiscal 1995, and the contract entered in fiscal year 1996 into with Lam Research and the distribution agreement with Astech accounted for 35% and 5% of the Company's net revenues, respectively.

  The following table sets forth the approximate percentages and amounts of net sales for the periods indicated:

                                                      YEAR ENDED NOVEMBER 30,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   Area Net Sales
     Domestic........................................      85%      82%      75%
     Europe..........................................       8%      11%      13%
     Asia Pacific....................................       6%       6%      10%
     Other Foreign...................................       1%       1%       2%
                                                      -------  -------  -------
       Total.........................................     100%     100%     100%
                                                      =======  =======  =======
   Area Net Sales ($000's)
     Domestic........................................ $26,383  $21,642  $12,277
     Europe..........................................   2,437    2,777    2,175
     Asia Pacific....................................   1,790    1,727    1,651
     Other Foreign...................................     469      221      199
                                                      -------  -------  -------
       Total......................................... $31,079  $26,367  $16,302
                                                      =======  =======  =======

BACKLOG

  The Company had backlog believed to be firm as of February 11, 1997 and February 7, 1996 of approximately $6,800,000 and approximately $8,400,000, respectively. All of the backlog as of February 11, 1997 is expected to be filled by the end of the fiscal year ending November 30, 1997.

COMPETITION

  The Company's products are sold in highly competitive markets. The Company competes in these markets by emphasizing product quality, state-of-the-art technology in its third generation of power supply products, support and service and competitive pricing. The Company believes that it offers a greater range of power levels and a wider range of frequencies for its radio frequency generators and a more complete package of radio frequency peripheral equipment than any other competitor in its field. However, there can be no assurance that levels of competition in the Company's particular product markets will not intensify or that the Company's technological advantages will not be reduced or lost as a result of technological advances by competitors or changes in radio frequency generator technology. Many of the Company's competitors may have greater financial and other resources than the Company.

  The Company's primary competition consists of (i) major suppliers of power systems that service several market segments, (ii) suppliers that service niche markets and (iii) captive manufacturers that manufacture their own power supplies. The Company's primary competition comes from Advanced Energy Industries, Inc. and ENI, Inc. Management of the Company believes that the modular manufacturing process it employs permits production efficiencies through incremental volume additions to the production line. Management of the Company believes its modular assembly of products, which uses common components in the Company's products, provides it with a current market advantage over its competition.

MANUFACTURING AND ASSEMBLY

  The Company currently purchases from suppliers the majority of the components used in the assembly process. In an effort to maximize its efficiency and product quality, the Company continues its efforts to outsource substantially all subassemblies so that the Company will be able to concentrate on final assembly and testing. In addition, the Company currently adopted a series of internationally accepted technical standards known as ISO 9001, which were established by the International Organization for Standardization to determine whether manufacturing plants, regardless of national origin, implement sound, basic-quality procedures. The guidelines were designed to be shared by many industrialized nations. The Company has also installed a comprehensive and integrated MRP II based manufacturing system.

  The Company has multiple commercial sources for the components and supplies it acquires from outside sources. The Company carries a significant amount of supplies and inventory because of the production time required for certain products, the lead time needed to acquire certain components parts to meet the delivery requirements of its customers and the Company's desire to provide quality service on its systems in the field.

  For all of its solid-state generator products, the Company employs a modular assembly process that uses common components to enable the Company to provide flexibility in design and efficiency in production. Specifically, there are typically five building blocks for each solid-state generator: an exciter, a power amplifier; a control system (microcontroller); an interconnecter; and a filter/combiner. The first three items are common modules that are used in all of the Company's solid-state generators. For example, because the basic design for both air- and water-cooled power generators are similar, the components are used the same way in both types of generators. The common module approach to product assembly provides flexibility in manufacturing, which reduces the assembly time for each product. This approach to product assembly also provides the Company with a more efficient inventory system by reducing the number and types of components the Company must purchase and stock.

PATENTS

  The Company currently holds no patents. The Company believes that its success is generally less dependent upon patent protection than on the scientific and engineering skills that are applied to its products.

EMPLOYEES

  As of February 10, 1997, the Company had 148 employees, of whom 17 were in administration, 37 in engineering, 15 in sales and marketing, 12 in field service and 67 in manufacturing.

  The Company is not subject to any collective bargaining agreements and believes that its relations with its employees are good.

GOVERNMENT REGULATIONS

  The Federal Communications Commission ("FCC") regulates companies that manufacture radio frequency products in order to prevent interference with authorized radio communication services. The regulations are industry standards and require manufacturers of radio frequency products to construct their products in accordance with good engineering practice with sufficient shielding and filtering to provide adequate suppression of emissions on frequencies outside the approved radio frequency bands. Management believes the Company's products are designed and manufactured to comply with the FCC regulations.

ITEM 2. PROPERTIES

  The Company's new principal executive, administrative and manufacturing operations are located in an approximately 78,000 square foot facility in Voorhees, New Jersey. The facility is leased by the Company for a ten year term ending in December 2006. The lease provides for current monthly payment of $51,750. The Company's future obligations over the term of the lease total approximately $6,210,000. In addition to the annual rentals, the Company pays taxes, insurance and maintenance relating to the leased property. The Company continues to be responsible for the sublease of its old facility in Voorhees, New Jersey which term ends in October 1997. The Company has established a reserve in fiscal year 1996 for the rent and other expenses related to its old facility.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

 Executive Officers of the Registrant

  The executive officers of the Company are as follows:

    NAME                    AGE                     POSITION
    ----                    ---                     --------
Joseph Stach...............  58 President, Chief Executive Officer and Chairman
                                 of the Board
Domenic Golato.............  41 Treasurer and Chief Financial Officer
Christopher Ben............  36 Secretary and Chief Operating Officer

  Joseph Stach has been President, Chief Executive Officer and Chairman of the Board of the Company since April 1992. Dr. Stach joined the Company as President in July 1991. From April 1991 to July 1991, Dr. Stach was Executive Vice President of Plasma-Therm and from March 1988 until he joined Plasma-Therm, Dr. Stach was the director of the Center for Microelectronics Research at the University of South Florida.

  Domenic Golato has been Treasurer of the Company since April 1993. From April 1993 to February 1994, Mr. Golato was Controller of the Company, and in March, 1994 Mr. Golato was appointed Chief Financial Officer. From October 1992 to April 1993, Mr. Golato was a self-employed consultant and from February 1988 to October 1992, he was the National Assistant Controller for Silo, Inc.

  Christopher Ben has been Chief Operating Officer of the Company since March 1994. From September 1987 to February 1994 Mr. Ben was General Manager of the Company. Mr. Ben was appointed Secretary of the Company in December 1992.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock was listed on the American Stock Exchange Emerging Company Marketplace ("AMEX/ECM") on April 29, 1994. On June 29, 1995 the Company's stock graduated to the primary list on the American Stock Exchange (AMEX) where it is traded under the symbol RFP. As of February 10, 1997 there were 618 record holders of the shares of Common Stock. There have been no dividends declared during the past three fiscal years with respect to the Company's Common Stock and the Company anticipates that for the foreseeable future, any net earnings will be retained by the Company as working capital and no dividends will be paid. In addition, the Company's term loan with a commercial bank prohibits the payment of cash dividends.

  The following table sets forth the high and low sales prices (as reported by the AMEX) for the Company's Common Stock for fiscal years 1996 and 1995:

                                                                  HIGH     LOW
                                                                  ----     ---
   1996
     First Quarter...............................................  6 1/4    4 3/4
     Second Quarter..............................................  8 1/8    4 5/8
     Third Quarter...............................................  7 5/8     3
     Fourth Quarter..............................................  3 3/4    2 1/4
   1995
     First Quarter...............................................  4 1/16   2 3/8
     Second Quarter..............................................  3 3/16    2
     Third Quarter...............................................  8 3/8    2 1/2
     Fourth Quarter..............................................  7 3/4    4 3/8

ITEM 6. SELECTED FINANCIAL DATA

  The following is a summary of selected financial data of the Company for each of the five years ended on the dates set forth below, which should be read in conjunction with the financial statements of the Company and the notes thereto.

                                          YEARS ENDED NOVEMBER 30,
                              -------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------- --------- --------- --------- ---------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................  $  31,079 $  26,367 $  16,302 $  10,930 $  8,468
Income (loss) before extra-
 ordinary credit and
 cumulative effect of change
 in accounting for income
 taxes......................      1,227     1,517     1,095       245     (567)
Extraordinary credit--tax
 benefit of operating loss
 carryforwards..............        --        --        --         58      --
                              --------- --------- --------- --------- --------
Income (loss) before
 cumulative effect of change
 in accounting for income
 taxes......................      1,227     1,517     1,095       303     (567)
Cumulative effect of change
 in accounting for income
 taxes......................        --        --        275       --       --
                              --------- --------- --------- --------- --------
Net income (loss)...........  $   1,227 $   1,517 $   1,370 $     303 $   (567)
                              ========= ========= ========= ========= ========
Per share data:
Income (loss) before
 extraordinary credit and
 cumulative effect of change
 in accounting for income
 taxes......................  $     .10 $     .12 $     .10 $     .03 $   (.07)
Extraordinary credit........        --        --        --        .01      --
Cumulative effect of change
 in accounting for income
 taxes......................        --        --        .03       --       --
                              --------- --------- --------- --------- --------
Net income (loss)...........  $     .10 $     .12 $     .13 $     .04 $   (.07)
                              ========= ========= ========= ========= ========
                                                NOVEMBER 30,
                              -------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------- --------- --------- --------- ---------
                                           (DOLLARS IN THOUSANDS)
Total assets................  $  12,048 $  12,915 $   6,683 $   4,254 $  3,153
Long-term debt, less current
 portion....................        904       310       621       722      525

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

  The Company designs, manufactures and markets radio frequency power delivery systems. A power delivery system consists of a generator, which provides radio frequency power, and, in many cases, a matching network, which controls the flow of power into the customer's equipment. The Company's products are sold principally to semiconductor capital equipment manufacturers, which use them as a critical component of the process chambers of the semiconductor manufacturing equipment. The Company's products are also sold to capital equipment manufacturers in the flat panel display and thin film disk media industries.

  The semiconductor equipment industry accounted for approximately 66% and 65% of the Company's sales in 1996 and 1995, respectively. Over the past few years the semiconductor industry has experienced strong growth which has benefited the Company. In the second half of the 1996 fiscal year there has been a significant decrease in spending in the semiconductor equipment industry. This impacted the Company's second half fiscal year operations, most notably, the Company's net sales and gross profit. Due to this slowdown the Company has implemented a cost reduction program. The future growth of the Company will depend in substantial part on continued growth of the semiconductor equipment industry. To date the Company has been successful in achieving a number of "design wins" which have resulted in the Company obtaining new customers and expanding relationships with existing customers. The Company believes that its ability to continue to achieve design wins with existing and new customers will be critical to its future success.

  Over fiscal years 1995 and 1994, the Company had experienced significant sales growth. This growth has outpaced increases in operating expenses, resulting in significant increases in gross margins during this period. In fiscal year 1996, more specifically in the second half of fiscal year 1996, sales in the semiconductor capital equipment market decreased significantly. This affected the Company's results, especially in operating expenses, which resulted in unabsorbed labor and overhead costs which are expensed as incurred. The Company has taken steps to reduce fixed costs and to bring variable expenses into line with the current pace of operations.

  The Company feels it is important to continue investing in the development of new products for the next generation of semiconductor and flat panel display manufacturing equipment, as well as for new applications of radio frequency technology in medical devices, food and material processing. This is reflected in the research and development expenses incurred in fiscal year 1996.

 Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales.

                              PERCENTAGE OF SALES

                                                     YEAR ENDED NOVEMBER 30,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Net sales..........................................    100.0%   100.0%   100.0%
Cost of products sold..............................     64.3     59.5     62.2
                                                     -------  -------  -------
    Gross profit...................................     35.7     40.5     37.8
Research and development...........................     11.4      8.9      8.2
Selling and administrative.........................     17.5     17.8     18.5
Compensation from stock purchase agreements........      --       3.0      --
                                                     -------  -------  -------
Income from operations.............................      6.8     10.8     11.1
Interest, net......................................       .3       .2       .4
                                                     -------  -------  -------
Income before income taxes and cumulative effect of
 change in accounting for income taxes.............      6.5     10.6     10.7
Income tax expense.................................      2.6      4.9      4.0
                                                     -------  -------  -------
Income before cumulative effect of change in
 accounting for income taxes.......................      3.9      5.7      6.7
Cumulative effect of change in accounting for
 income taxes......................................      --       --       1.7
                                                     -------  -------  -------
    NET INCOME.....................................      3.9%     5.7%     8.4%
                                                     =======  =======  =======

 Net Sales

  Net sales were $31.1 million, $26.4 million and $16.3 million for the years ended November 30, 1996, 1995 and 1994, respectively, which represents an increase of 18% from 1995 to 1996 and an increase of 62% from 1994 to 1995. The increase is the result of continued growth in the unit volume of sales to capital equipment manufacturers in the semiconductor and flat panel display industries. Net sales to these industries increased 16% for 1996 and 85% for 1995. Applied Materials and Lam Research accounted for 35% and 37% of net sales for 1996 and 1995, respectively.

 Gross Profit

  The Company's gross profit expressed as a percentage of sales was 36%, 40% and 38% for the years ended November 30, 1996, 1995 and 1994, respectively. The decrease in gross profit in 1996 is the result of the decline in sales to the semiconductor market which resulted in under absorbed labor and overhead costs and the additional inventory obsolescence reserves. The increase in gross profit percentage, for years 1995 and 1994, is due primarily to lower material costs and production efficiencies. Production efficiencies resulted from full integration of a computerized manufacturing system. Volume purchasing and lower costs resulted in a reduced cost of product.

 Research and Development

  The Company's research and development expenses are associated with developing new products and improving existing product designs. Research and development expenses were $3.5 million, $2.3 million and $1.3 million for the years ended November 30, 1996, 1995, and 1994, respectively, which represents an increase of 51% from 1995 to 1996 and 77% from 1994 to 1995. Research and development expenses increased primarily due to the purchase of technology for the next generation of radio frequency power supplies and additional engineering staff to support the Company's development program. The Company's ability to increase its research and development efforts is dependent upon its ability to continue to attract or train radio frequency engineers. The Company can not be assured of finding experienced radio frequency engineers because of their scarcity and the competitiveness of the market for these individuals.

 Selling and Administrative

  Selling and administrative expenses were $5.4 million, $4.7 million and $3.0 million for the fiscal years 1996, 1995 and 1994, respectively. This represents 18% of sales for the years ended November 30, 1996, 1995 and 1994. This represents a 15% increase from 1995 to 1996 and a 57% increase from 1994 to 1995.

  Selling and administrative expenses rose $.7 million in 1996 and as a percent of sales was comparable to 1995. The increase is the result of costs related to the opening of a Korean office and for its staff, a reserve for rent and other expenses for the Company's old facility, write-off of expenses related to a terminated secondary offering of the Company's stock and professional fees related to a medical joint venture. The increase of $1.7 million in 1995 is the result of increased personnel in sales, marketing and service, increase in commissions resulting from increased sales levels and bonuses to Company personnel based on profitability.

 Compensation from Stock Purchase Agreements

  Compensation from stock purchase agreements of $784,000 in fiscal 1995 resulted from settlement agreements entered into by the Company, its former legal counsel and three of its executives to correct unintended tax consequences of these executives' stock purchase agreements. The settlement and compensation charge had no effect on cash, working capital or equity over what would have occurred had the unintended tax consequences not resulted.

 Income Taxes

  In 1996, the effective tax rate was 39% which increased over the past year due primarily to an increase in state taxes. Excluding the $784,000 adjustment, representing a permanent difference, the effective rate for 1995 was 36%. The Company's effective tax rate was 37% for 1994. In the year ended November 30, 1994, the Company changed its method of accounting for income taxes in accordance with SFAS No. 109, resulting in a cumulative effect adjustment which increased income by $275,000.

 Liquidity and Capital Resources

  The Company's cash requirements are currently being funded through operations coupled with the proceeds of stock options and bank financing. Funding in 1994 was provided from operations of $470,000, long and short term debt of $515,000, and proceeds from the exercise of stock options and warrants of $212,000. The increase in capital expenditures of $633,000 in 1994 resulted from the purchase of machinery and equipment, computer software and hardware and leasehold improvements. Also, $255,000 was spent in 1994 for a technology purchase consisting of the design for a switching system for the next generation of radio frequency power supplies. In 1995 funds were provided primarily from operations of $1,776,000 and $571,000 of debt. Approximately $1,074,000 of funds were used for the purchase of machinery and equipment and computer equipment and an additional $155,000 was expended for a technology purchase discussed above. Excess funds were used to repay $697,000 of debt. In 1996 funds were provided primarily from operations of $369,000 and $2,386,000 of debt. Approximately $1,384,000 was used for the purchase of machinery and equipment, computer equipment and transportation vehicles. Additional funds were used to repay $1,671,000 of debt.

  In May 1996, the Company established a new banking relationship with a local commercial bank and terminated its relationship with its prior bank. The Company repaid it's prior bank's term loan and the outstanding balance on its line of credit from a new credit facility provided by the Company's new bank. The new credit facility is for a $1,400,000 term loan and a $4,000,000 revolving line of credit. This increases the

Company's lines of credit from $1,500,000 to $4,000,000. As of November 30, 1996, approximately $3,600,000 is available through May 1998. On January 17, 1997 the Company signed an amendment to the credit facility that revised a financial covenant in order to satisfy the Company's compliance with such covenant at November 30, 1996.

  The Company has the option to term out a portion of the line of credit, which if exercised, reduces the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan.

  In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility. The loan is for a five year term at an interest rate of 5% with principal and interest paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan.

  The decrease in the Company's trade receivables and inventories coupled with the related decrease in accounts payable and accrued expenses are the result of the decreased sales volume to the semiconductor capital equipment manufacturers.

  The Company believes that funds generated from operations, in addition to its current banking line of credit, should be sufficient to meet the Company's capital requirements for the immediate future.

  The Company requires substantial capital for research and development and inventories. However, the Company's capital equipment requirements, although significant this year and also for the first quarter of fiscal 1997, which will approximate $1,140,000 related to its new facility, will not continue to be substantial. Management of the Company believes that the aforementioned funding, coupled with working capital generated by operations and the Company's cost reduction program should be sufficient to meet the Company's capital requirements for the immediate future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements are set forth in this report beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company terminated the engagement of Grant Thornton, LLP ("Grant Thornton") as independent accountant to audit and certify the Company's financial statements, effective on the filing of its fiscal year ended November 30, 1995 Form 10-K. The decision to terminate Grant Thornton was approved by the Board of Directors.

  The audit reports of Grant Thornton on the financial statements of the Company for the fiscal years ended November 30, 1995 and 1994, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph that referred to a change in accounting for income taxes.

  There were no disagreements with Grant Thornton during the fiscal years ended November 30, 1994 and November 30, 1995, or in any subsequent interim period through the filing of this Form 10-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to such disagreement in connection with its opinion on the Company's financial statements.

  Effective upon the filing of last year's Form 10-K, the Company engaged KPMG Peat Marwick LLP to serve as independent accountant to audit the Company's financial statements.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated above reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

    1. Financial Statements.

      Independent Auditors' Report--KPMG Peat Marwick LLP
      Independent Auditors' Report--Grant Thornton LLP
      Financial Statements
        Consolidated Balance Sheets
        Consolidated Statements of Earnings
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to the Consolidated Financial Statements

    2. Financial Statement Schedule.

      Schedule II--Valuation and Qualifying Accounts

    3. Exhibits.

 EXHIBIT
   NO.                          DESCRIPTION OF EXHIBIT
 -------                        ----------------------
  2.1*   Agreement and Plan of Reorganization dated July 13, 1992 between
         Registrant and Plasma-Therm, Inc. (Exhibit 2 filed July 14, 1992, to the Registrants Form 8 amendment to the Registrant's Form 10
         Registration Statement filed May 19, 1992 No. 0-020229 [the "1992
         Registration Statement"]).
  3.1    Amended and Restated Certificate of Incorporation of the Registrant,
         as amended.
  3.2    Amended and Restated By-laws of the Registrant.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  4.1*   1992 Stock Option Plan, as amended, of the Registrant dated March 24,
         1993 (Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for
         the fiscal year ended November 30, 1993 [the "1993 Form 10-K"]).
  4.2*   1993 Non-Employee Directors Stock Option Plan of the Registrant dated
         March 24, 1993 (Exhibit 4.2 to the 1993 Form 10-K).
 10.1*   Employment Agreement dated December 1, 1993 between the Registrant and
         Joseph Stach and amendment to Employment Agreement dated January 19,
         1994 (Exhibit 10.1 to the 1993 Form 10-K).
 10.2*   Sublease Agreement dated November 1, 1992 between the Registrant and
         Test Technology, Inc. for office, manufacturing and warehouse space at
         502 Gibbsboro-Marlton Road, Voorhees, New Jersey 08043 (Exhibit 10.2
         to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 [the "1992 Form 10-K"]).
 10.3*   License Agreement dated May 13, 1992 between the Registrant and
         Plasma-Therm, Inc. (Exhibit 10E to the 1992 Registration Statement).
 10.4*   Distribution Agreement dated August 10, 1993 between the Registrant and Astech Corporation (Exhibit 10.10 to the 1993 Form 10-K).
 10.5*   Stock Purchase and Subscription Agreement dated July 16, 1993 by and between the Registrant and Mitsuyuki Umino (Exhibit 10.11 to the 1993
         Form 10-K).
 10.6*   Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Joseph Stach
         (Exhibit 10.12 to the 1993 Form 10-K).
 10.7*   Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Christopher Ben (Exhibit 10.13 to the 1993 Form 10-K).
 10.8*   Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Domenic Golato (Exhibit 10.14 to the 1993 Form 10-K).
 10.9*   Stock Purchase Agreement dated February 18, 1994 between the
         Registrant and Arthur Zafiropoulo (Exhibit 10.15 to the 1993 Form 10-
         K).
 10.10*  Stock Purchase Agreement dated February 18, 1994 between the
         Registrant and Gerald M. Starek (Exhibit 10.16 to the 1993 Form 10-K).
 10.11*  Master Purchase Order and Sales Agreement dated May 1994 between the
         Registrant and Applied Materials, Inc. and Master Purchase Order and
         Sales Agreement Revision I dated November 9, 1994 between the
         Registrant and Applied Materials, Inc. (Exhibit 10.17 to the 1994 Form
         10-K).
 10.12*  Purchase Agreement dated October 14, 1994 between the Registrant and
         Plasma Therm Incorporated (Exhibit 10.18 to the 1994 Form 10-K).
 10.13*  Purchase Agreement dated October 28, 1994 between the Registrant and
         Plasma Etch, Inc. (Exhibit 10.19 to the 1994 Form 10-K).
 10.14*  Technology Transfer, License and Sales Agreement between the
         Registrant and Brounley Associates, Inc. (Exhibit 10.20 to the 1994
         Form 10-K).
 10.15*  Purchase Agreement dated November 9, 1995 between the Registrant and
         Plasma and Material Technology, Inc. (Exhibit 10.20 to the 1995 Form
         10-K).
 10.16*  Purchase Agreement dated October 16, 1995 between the Registrant and
         Plasma Therm, Incorporated. (Exhibit 10.25 to the 1995 Form 10-K).

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.17*  Purchase Agreement dated June 5, 1995 between the Registrant and
         Mattson Technology. (Exhibit 10.26 to the 1995 Form 10-K).
 10.18   Lease Agreement dated March 18, 1996 and amendments dated June 21,
         1996 and August 30, 1996 between the Registrant and Laurel Oak Road,
         L.L.C. for office, manufacturing and warehouse space at 1007 Laurel
         Oak Road, Voorhees, N.J. 08043.
 10.19   Revolving Line of Credit Agreement ($4,000,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
         Bank, N.A.
 10.20   Note and Security Agreement ($4,000,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
         Bank, N.A.
 10.21   Note and Security Agreement ($1,400,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
         Bank, N.A.
 10.22   Loan Agreement ($1,400,000) dated May 24, 1996 and amendment dated
         January 17, 1997 between the Registrant and Mellon Bank, N.A.
 10.23   Direct Loan Agreement dated December 20, 1996 between the Registrant and the New Jersey Economic Development Authority.
 10.24   Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Joseph
         Stach.
 10.25   Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and
         Christopher Ben.
 10.26   Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Domenic
         Golato.
 11*     See Note 1 to the Financial Statements.
 21      Subsidiaries of the Registrant.
 23.1    Consent of KPMG Peat Marwick LLP.
 23.2    Consent of Grant Thornton LLP.
 27      Financial Data Schedule.

--------
* Incorporated by reference.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                          RF Power Products, Inc.

                                                     /s/ Joseph Stach
                                          By: _________________________________
                                                       JOSEPH STACH,
                                                 CHAIRMAN OF THE BOARD AND
                                                         PRESIDENT

Date: February  , 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----


          /s/ Joseph Stach              Chairman of the         February  , 1997
-------------------------------------    Board and President
            JOSEPH STACH                 (Chief Executive
                                         Officer)


       /s/ Arthur Zafiropoulo           Director                February  , 1997
-------------------------------------
         ARTHUR ZAFIROPOULO


          /s/ Gerald Starek             Director                February  , 1997
-------------------------------------
            GERALD STAREK


         /s/ Domenic Golato             Treasurer and CFO       February  , 1997
-------------------------------------    (Principal
           DOMENIC GOLATO                Accounting Officer
                                         and CFO)


         /s/ Christopher Ben            Secretary and Chief     February  , 1997
-------------------------------------    Operating Officer
           CHRISTOPHER BEN

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE
                                                                          ----
Financial Statements:
Independent Auditors' Report--KPMG Peat Marwick LLP...................... F-1
Report of Independent Certified Public Accountants--Grant Thornton LLP... F-2
Consolidated Balance Sheets as of November 30, 1996 and 1995............. F-3
Consolidated Statements of Earnings for the Years ended November 30,
 1996, 1995, and 1994.................................................... F-4
Consolidated Statements of Shareholders' Equity for the Years ended
 November 30, 1996, 1995, and 1994....................................... F-5
Consolidated Statements of Cash Flows for the Years ended November 30,
 1996, 1995, and 1994.................................................... F-6
Notes to consolidated financial statements............................... F-7


Financial Statement Schedule:
Schedule II--Valuation and Qualifying Accounts

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RF Power Products, Inc.:

  We have audited the accompanying consolidated balance sheet of RF Power Products, Inc. and subsidiary as of November 30, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. In connection with our audit of these consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Power Products, Inc. and subsidiary as of November 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 17, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders and Board of Directors
RF Power Products, Inc. and Subsidiary

  We have audited the accompanying consolidated balance sheets of RF Power Products, Inc. and Subsidiary as of November 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Power Products, Inc. and Subsidiary as of November 30, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

  As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.

                                          Grant Thornton LLP

Philadelphia, Pennsylvania
January 10, 1996

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1996 AND 1995

                                                         1996         1995
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   546,984  $   689,757
  Accounts receivable, net of allowance of $140,000--
   1996;
   $106,000-- 1995...................................   4,815,182    5,131,379
  Inventories........................................   3,474,689    4,440,375
  Prepaid expenses and other.........................     370,461      123,293
  Deferred income taxes..............................     410,395      709,210
                                                      -----------  -----------
                                                        9,617,711   11,094,014
                                                      -----------  -----------
Property and equipment...............................   2,221,312    1,472,995
Other assets.........................................     208,501      347,984
                                                      -----------  -----------
                                                      $12,047,524  $12,914,993
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable....................................... $   434,663  $   500,000
  Current portion of long-term debt..................     350,000      164,153
  Accounts payable...................................   1,163,698    2,573,716
  Accrued expenses...................................     512,323    1,959,107
  Accrued payroll....................................     250,921      437,701
                                                      -----------  -----------
                                                        2,711,605    5,634,677
                                                      -----------  -----------
Long-term debt, less current portion.................     904,167      310,225
                                                      -----------  -----------
Commitments (note 11)
Shareholders' equity:
  Common stock; $.01 par value; authorized--
   19,000,000 shares: issued and outstanding: 1996--
   12,123,140 shares; 1995--12,050,243 shares........     121,231      120,502
  Additional paid-in capital.........................   6,372,235    6,215,271
  Retained earnings..................................   2,015,286      788,318
  Less: Notes receivable from shareholders...........     (77,000)    (154,000)
                                                      -----------  -----------
                                                        8,431,752    6,970,091
                                                      -----------  -----------
                                                      $12,047,524  $12,914,993
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                                                 1996        1995       1994
                                              ----------- ---------- ----------
Net sales...................................  $31,079,249 26,366,607 16,301,766
Cost of products sold.......................   19,999,113 15,689,472 10,139,688
                                              ----------- ---------- ----------
Gross profit................................   11,080,136 10,677,135  6,162,078
Research and development....................    3,527,673  2,343,009  1,340,500
Selling and administrative..................    5,436,591  4,689,791  3,009,409
Compensation from stock purchase agreements
 (note 9)...................................          --     784,000        --
                                              ----------- ---------- ----------
Income from operations......................    2,115,872  2,860,335  1,812,169
Interest expense, net.......................       88,904     59,634     71,238
                                              ----------- ---------- ----------
Income before income taxes and cumulative
 effect of change in accounting for income
 taxes......................................    2,026,968  2,800,701  1,740,931
Income tax expense..........................      800,000  1,283,673    646,150
                                              ----------- ---------- ----------
Income before cumulative effect of change in
 accounting for income taxes................    1,226,968  1,517,028  1,094,781
                                              ----------- ---------- ----------
Cumulative effect of change in accounting
 for income taxes...........................          --         --     275,508
                                              ----------- ---------- ----------
Net income..................................  $ 1,226,968  1,517,028  1,370,289
                                              =========== ========== ==========
Per share data:
  Income before cumulative effect of change
   in accounting for income taxes...........  $       .10        .12        .10
  Cumulative effect of change in accounting
   for income taxes.........................          --         --         .03
                                              ----------- ---------- ----------
Net income..................................  $       .10        .12        .13
                                              ----------- ---------- ----------
Weighted average number of shares
 outstanding................................   12,336,322 12,253,460 10,557,125
                                              =========== ========== ==========


          See accompanying notes to consolidated financial statements.

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                             COMMON STOCK                  RETAINED      NOTES
                          ------------------- ADDITIONAL   EARNINGS    RECEIVABLE
                            SHARES             PAID-IN   (ACCUMULATED     FROM
                            ISSUED    AMOUNT   CAPITAL     DEFICIT)   SHAREHOLDERS
                          ---------- -------- ---------- ------------ ------------
Balance at November 30,
 1993...................   8,943,561 $ 89,436 3,841,016   (2,098,999)        --
Notes receivable from
 shareholders...........         --       --        --           --     (231,000)
Sale of common stock,
 primarily under stock
 option, warrants and
 subscription
 agreements.............   2,057,753   20,577   500,412          --          --
Net income..............         --       --        --     1,370,289         --
                          ---------- -------- ---------   ----------    --------
Balance at November 30,
 1994...................  11,001,314  110,013 4,341,428     (728,710)   (231,000)
Issuance of stock on
 exercise of options and
 warrants...............   1,048,929   10,489    90,143          --          --
Tax benefit related to
 shares acquired by
 employees under stock
 compensation plans.....         --       --  1,783,700          --          --
Net income..............         --       --        --     1,517,028         --
Repayment of notes
 receivable.............         --       --        --           --       77,000
                          ---------- -------- ---------   ----------    --------
Balance at November 30,
 1995...................  12,050,243  120,502 6,215,271      788,318    (154,000)
Issuance of stock on
 exercise of options....      72,897      729     8,981          --          --
Tax benefit related to
 shares acquired by
 employees under stock
 compensation plans.....         --       --    147,983          --          --
Net income..............         --       --        --     1,226,968         --
Repayment of notes
 receivable.............         --       --        --           --       77,000
                          ---------- -------- ---------   ----------    --------
Balance at November 30,
 1996...................  12,123,140 $121,231 6,372,235    2,015,286     (77,000)
                          ========== ======== =========   ==========    ========


          See accompanying notes to consolidated financial statements.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                                                1996        1995        1994
                                             ----------  ----------  ----------
Cash flows from operating activities
  Net income...............................  $1,226,968   1,517,028   1,370,289
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
    Cumulative effect of change in
     accounting principle..................         --          --     (275,508)
    Depreciation and amortization..........     694,725     548,663     173,978
    Compensation from stock purchase
     agreements............................         --      784,000         --
    Deferred income taxes..................     298,815    (586,830)    158,150
    Changes in assets and liabilities:
      Decrease (increase) in accounts
       receivable..........................     316,197  (2,309,596) (1,085,235)
      Decrease (increase) in inventories...     965,686  (2,021,528)   (419,369)
      Increase in prepaid expenses and
       other...............................    (247,168)    (22,676)    (97,967)
      (Decrease) increase in accounts
       payable and accrued liabilities.....  (2,966,582)  3,956,295     632,731
      Decrease (increase) in other.........      79,975     (89,328)     13,242
                                             ----------  ----------  ----------
Net cash provided by operating activities..     368,616   1,776,028     470,311
                                             ----------  ----------  ----------
Cash flows from investing activities
  Capital expenditures.....................  (1,383,534) (1,073,867)   (633,478)
  Technology purchase......................         --     (155,000)   (255,167)
  Other....................................         --          --          (12)
                                             ----------  ----------  ----------
Net cash used in investing activities......  (1,383,534) (1,228,867)   (888,657)
                                             ----------  ----------  ----------
Cash flows from financing activities
  Short-term (repayments) borrowings, net..     (65,337)    250,000     250,000
  Proceeds from issuance of long-term
   debt....................................   2,386,005     320,767     265,264
  Payments of long-term debt...............  (1,606,216)   (697,053)   (302,234)
  Proceeds from sale of common stock under
   stock option plan.......................     157,693     100,632     212,989
  Other....................................         --          --        4,200
                                             ----------  ----------  ----------
Net cash provided by (used in) financing
 activities................................     872,145     (25,654)    430,219
                                             ----------  ----------  ----------
Net increase (decrease) in cash............    (142,773)    521,507      11,873
Cash and cash equivalents at beginning of
 year......................................     689,757     168,250     156,377
                                             ----------  ----------  ----------
Cash and cash equivalents at end of year...  $  546,984     689,757     168,250
                                             ==========  ==========  ==========

Noncash financing activities:

A stock purchase of $308,000 in 1994 was financed by shareholders' notes receivable of $231,000. The notes have been reduced by accrued compensation of $77,000, $33,000 and $77,000 in 1996, 1995 and 1994, respectively.

         See accompanying notes to consolidated financial statements.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1996, 1995, AND 1994

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  RF Power Products, Inc. and Subsidiary (the Company) designs, manufactures and markets radio frequency power delivery systems, consisting of generators, matching networks and peripheral equipment primarily for original equipment manufacturers in the semiconductor, analytical instrument and thin film disc media markets. The Company's business depends substantially on the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors. Approximately 66% of the Company's sales for the year ended November 30, 1996 were made to semiconductor capital equipment manufacturers.

 Basis of Presentation

  The consolidated financial statements include the accounts of RF Power, Inc. and its wholly-owned subsidiary, RFPP Foreign Sales Corporation. All intercompany balances and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for allowance for uncollectible accounts receivable, slow moving and obsolete inventory and product warranty.

 Concentration of Credit Risk

  The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor industry. Accounts receivable from companies operating in the semiconductor industry at November 30, 1996 totaled approximately $2,348,000 or 49% of total accounts receivable.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at November 30, 1996 consist of cash and money market funds.

 Accounts Receivable and Bad Debts

  The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers' financial condition. Bad debt expense charged to operations was approximately $52,400, $16,600, and $58,400 in fiscal years 1996, 1995, and
1994, respectively.

 Inventories

  Inventories are stated at the lower of standard cost which approximates actual cost (first-in, first-out method), or market. Cost includes material, labor, and manufacturing overhead.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

 Depreciation and Amortization

  Depreciation and amortization of property and equipment is provided by generally using the straight-line method over the useful lives of the related assets or, for leasehold improvements, the lesser of the useful life or the related lease term. The estimated useful lives used in computing depreciation of machinery and equipment, and transportation equipment is 3-5 years, respectively. In fiscal 1996, the Company wrote off approximately $61,000 in leasehold improvements in connection with its move to a new facility (note
11).

 Intangibles and Research and Development

  Certain technology rights which have been acquired by purchase are capitalized at cost and amortized on a straight-line basis over 5 years. Accumulated amortization on such technology rights is $247,421 and $187,913 at November 30, 1996 and 1995, respectively. Research and development costs are expensed as incurred.

 Warranty Policy

  The Company estimates the anticipated costs of repairing products under warranty based on the historical average cost of the repairs and provides for this cost on the accrual basis. The Company offers warranty coverage for its systems primarily for one year.

 Revenue Recognition

  The Company recognizes revenue when product is shipped, except for occasional situations where terms are FOB-destination, in which case revenue is recognized upon delivery.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes which it adopted, effective December 1, 1993. Under the liability method specified by SFAS No.109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

  Previously, the Company had used the deferred method under Accounting Principles Board Opinion No. 11. The cumulative effect of the change in accounting for income taxes resulted in an increase to net earnings for 1994 of $275,508 or $.03 per share. Years prior to 1994 were not restated.

 Per Share Data

  Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the potential conversion of dilutive common stock equivalents. The fully dilutive earnings per share data is not shown since the dilution is not material.

 Financial Instruments

  The Company's financial instruments, principally accounts receivable, accounts payable and debt, are carried at cost which approximates fair value.

 Reclassifications

  Certain reclassifications have been made to conform to the current year's presentation.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

(2)  INVENTORIES

  Inventories consist of the following:

                                                              NOVEMBER 30,
                                                          --------------------
                                                             1996      1995
                                                          ---------- ---------
Raw materials, net of reserve of $305,081--1996;
 $101,575--1995 ......................................... $1,668,762 3,195,340
Work-in-process..........................................    265,232   330,165
Finished goods, net of reserve of $247,143--1996; $0--
 1995....................................................  1,540,695   914,870
                                                          ---------- ---------
                                                          $3,474,689 4,440,375
                                                          ========== =========

  Inventory reserves have been provided for obsolete and excess parts relating to previous generations of equipment, inventory assessed as slow-moving and evaluation units. The charge to operations amounted to approximately $606,000, $21,500, and $72,000 in fiscal years 1996, 1995, and 1994, respectively.

(3) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                NOVEMBER 30,
                                                            --------------------
                                                               1996      1995
                                                            ---------- ---------
Property and equipment, at cost:
  Machinery and equipment.................................. $3,524,535 2,454,224
  Transportation equipment.................................     54,641    18,196
  Leasehold improvements...................................    437,201   160,423
                                                            ---------- ---------
                                                             4,016,377 2,632,843
Less: accumulated depreciation and amortization............  1,795,065 1,159,848
                                                            ---------- ---------
                                                            $2,221,312 1,472,995
                                                            ========== =========

  The Financial Accounting Standards Board (FASB) issued a new standard, SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operations. The Company is required to adopt this new standard for its fiscal year ended November30, 1997.

(4) RELATED PARTY TRANSACTIONS

  In August 1993, the Company entered into a five-year exclusive distributorship agreement with Astech to distribute the Company's products in Japan. The President and Chief Executive Officer of Astech was a member of the Company's Board of Directors prior to his resignation in December of 1996. Sales to Astech represented approximately 5%, 6%, and 9% of net sales by the Company in fiscal years 1996, 1995, and 1994, respectively.

  Included in accounts receivable of the Company at November 30, 1996 are net amounts due from related parties of $37,495. Included in accounts payable of the Company at November 30, 1995 are net amounts due to related parties of $550,407. Transactions with affiliates consist of the following:

                                                           NOVEMBER 30,
                                                  ------------------------------
                                                     1996      1995      1994
                                                  ---------- --------- ---------
Sales to related parties......................... $1,614,943 3,506,634 2,157,670
Purchases from related parties...................  1,316,888 2,779,986 1,412,626

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

  In December 1993, the Company entered into an employment agreement (the "Employment Agreement") with Dr. Stach, Chief Executive Officer and President of the Company, which was amended in February 1994 and October 1994. The Employment Agreement is for a five-year term ending November 1998, and provides for an annual base salary and a bonus based on the Company's after-tax net income, with both the annual salary and the bonus to be as determined annually by the Company's Compensation Committee. The Employment Agreement provides that Dr. Stach may be terminated at any time, with or without cause. If Dr. Stach is terminated for cause, the Company must pay Dr. Stach's salary and benefits for one year. If Dr. Stach is terminated without cause, the Company must pay Dr. Stach's compensation and benefits for the balance of the term of the Employment Agreement.

  See note 9 for affiliated transactions with respect to a loan agreement.

(5) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                 NOVEMBER 30,
                                                              ------------------
                                                                1996     1995
                                                              -------- ---------
Rent and other expenses for idle facility (note 11).......... $217,385       --
Settlement agreement (note 9)................................      --    784,000
Bonuses......................................................      --    598,250
Other........................................................  294,938   576,857
                                                              -------- ---------
                                                              $512,323 1,959,107
                                                              ======== =========

(6) CREDIT ARRANGEMENTS

  In May 1996, the Company signed a new credit facility (the Credit Facility) with a commercial bank and terminated the credit agreement with its prior bank. The Company repaid the term loan and the outstanding balance on its line of credit with its prior bank with funds from the Credit Facility. The Credit Facility is for a $1,400,000 four-year term loan (note 7) and a $4,000,000 revolving line of credit. The rate of interest for both the term loan and revolving line of credit is based on current LIBOR rates plus a variable percentage based on the Company's quarterly cash flow performance. The term loan contains an option to convert to a fixed rate of interest. Borrowings under the term loan and revolving line of credit are secured by substantially all of the Company's assets and borrowings under the revolving line of credit are subject to a percentage of eligible accounts receivable. Borrowings under the revolving line of credit are $434,663 at an interest rate of 6.625% on November 30, 1996. At November 30, 1996 $3,565,337 of the revolving line of credit was available. The Company has the option to term out a portion of the revolving line of credit, which if exercised, reduces the revolving line of credit by the amount termed out. Under the terms of the Credit Facility, the Company is required to maintain certain minimum financial ratios as defined in the Credit Facility agreement and is prohibited from paying dividends. The Company was not in compliance with one of these financial covenants at November 30, 1996. On January 17, 1997, the Company signed an amendment to the Credit Facility that revised this financial covenant in order to satisfy the Company's compliance with such covenant at November 30, 1996.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

(7) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                              NOVEMBER 30,
                                                           ------------------
                                                              1996     1995
                                                           ---------- -------
   Note payable to a financial institution with interest
    at the LIBOR rate, plus 1.50% (6.875% at November 30,
    1996). Principal interest are paid monthly for a four-
    year term commencing June 1, 1996..................... $1,254,167     --
   Note payable to a financial institution with interest
    at the LIBOR rate. In 1995, interest only was paid
    monthly. The note was repaid in full in May 1996......        --  299,378
   Note payable to former parent that was repaid in full
    in August, 1996.......................................        --   50,000
   Notes payable to a financial institution with interest
    at 8.07% per annum. This note was repaid in full in
    May, 1996.............................................        --  125,000
                                                           ---------- -------
                                                            1,254,167 474,378
   Less current portion...................................    350,000 164,153
                                                           ---------- -------
                                                           $  904,167 310,225
                                                           ========== =======

  Principal payments on long-term debt in 1997 through 2001 are $350,000, $350,000, $350,000, $204,167 and $0, respectively.

  In December1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment. The loan is for a five-year term at an interest rate of 5% with principal and interest payable monthly. The loan is secured by the equipment purchased with the proceeds from the loan.

(8) OPTIONS AND WARRANTS

  In July 1992, the Company authorized the 1992 Stock Option Plan (1992 Plan). In March 1993, the Company authorized the 1993 Non-employee Directors Stock Option Plan (1993 Plan) and increased the authorized options available for granting in the 1992 Plan. The 1992 Plan authorizes the granting of both incentive stock options and nonqualified stock options to employees, consultants and advisors of the Company to purchase up to a total of 1,200,000 shares of the Company's common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value on the date of grant. Nonqualified options may be granted at less than the fair market value of the Company's common stock. No options may be granted after July 10, 2002. The 1993 Plan authorizes the granting of nonqualified stock options to nonemployee directors to purchase up to a total of 180,000 shares of the Company's common stock. In May 1996, the shareholders agreed to increase the authorized options available for granting under the 1993 Plan to 330,000 shares of the Company's common stock. Nonqualified options may not be less than 100% of the fair market value on the date of grant. No options may be granted after March 23, 2003.

  The Company had previously issued to each holder of a Plasma-Therm (a former parent) a warrant to purchase that number of shares of its common stock equal to the number of shares of Plasma-Therm common stock issuable upon the exercise of the corresponding Plasma-Therm warrant. A warrant to purchase 500,000 shares of the Company's common stock at a purchase price per share of $.1029 was issued to the Company's former president and was exercised in July 1995. A warrant to purchase 150,000 shares of the Company's common stock at a purchase price per share of $.1471 was exercised in January 1994. There are no warrants outstanding at November 30, 1996.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                      PAGE
 -------                     -----------------------                      ----
  2.1*   Agreement and Plan of Reorganization dated July 13, 1992
         between Registrant and Plasma-Therm, Inc. (Exhibit 2 filed
         July 14, 1992, to the Registrant's Form 8 amendment to the
         Registrant's Form 10 Registration Statement filed May 19, 1992
         No. 0-020229 [the "1992 Registration Statement"]).
  3.1*   Amended and Restated Certificate of Incorporation of the
         Registrant, as amended (Exhibit 3A to the 1992 Registration
         Statement)
  3.2*   Amended and Restated By-laws of the Registrant (Exhibit 3B to the 1992 Registration Statement).
  4.1*   1992 Stock Option Plan, as amended, of the Registrant dated
         March 24, 1993 (Exhibit 4.1 to the Registrant's Annual Report
         on Form 10-K for the fiscal year ended November 30, 1993 [the
         "1993 Form 10-K"]).
  4.2*   1993 Non-Employee Directors Stock Option Plan of the
         Registrant dated March 24, 1993 (Exhibit 4.2 to the 1993 Form
         10-K).
  4.3*   Warrant dated July 13, 1992 between the Registrant and Ronald
         Deferrari (Exhibit 4B to the 1992 Registration Statement).
  4.4*   Warrant dated July 13, 1992 between the Registrant and Atlanta
         Investment Company, Inc. (Exhibit 4C to the 1992 Registration
         Statement).
 10.1*   Employment Agreement dated December 1, 1993 between the
         Registrant and Joseph Stach and amendment to Employment
         Agreement dated January 19, 1994 (Exhibit 10.1 to the 1993
         Form 10-K.
 10.2*   Sublease Agreement dated November 1, 1992 between the
         Registrant and Test Technology, Inc. for office, manufacturing and warehouse space at 502 Gibbsboro-Marlton Road, Voorhees,
         New Jersey 08043 (Exhibit 10.2 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended November 30,
         1992 [the "1992 Form 10-K"]).
 10.3*   Loan Agreement dated April 24, 1992 between the Registrant and
         PlasmaTherm, Inc. (Exhibit 10C to the 1992 Registration
         Statement).
 10.4*   Letter Agreement dated October 23, 1992 between the Registrant and Banque Indosuez and Letter Agreement to extend the Loan
         Agreement dated February 25, 1993 (Exhibit 10.4 to the 1992
         Form 10-K).
 10.5*   Revolving Credit Agreement dated January 3, 1994 between the
         Registrant and Banque Indosuez and Waiver dated February 24,
         1994 from National Westminster Bank NJ (Exhibit 10.5 to the
         1993 Form 10-K).
 10.6*   Term Note dated March 26, 1993 between the Registrant and
         National Westminster Bank NJ and Guarantee Agreement dated
         March 26, 1993 by and between the Registrant and the New
         Jersey Economic Development Authority (Exhibit 10.6 to the
         1993 Form 10-K).
 10.7*   Interest Bearing Grid Note dated September 9, 1993 between the
         Registrant and National Westminster Bank NJ (Exhibit 10.7 to
         the 1993 Form 10-K).
 10.8*   License Agreement dated May 13, 1992 between the Registrant and Plasma-Therm, Inc. (Exhibit 10E to the 1992 Registration
         Statement).
 10.9*   Sublease Agreement dated January 1, 1991 between the
         Registrant and Plasma-Therm, Inc. (Exhibit 10G to the 1992
         Registration Statement).

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                      PAGE
 -------                     -----------------------                      ----
 10.10*  Distribution Agreement dated August 10, 1993 between the
         Registrant and Astech Corporation (Exhibit 10.10 to the 1993
         Form 10-K).
 10.11*  Stock Purchase and Subscription Agreement dated July 16, 1993 by and between the Registrant and Mitsuyuki Umino (Exhibit
         10.11 to the 1993 Form 10-K).
 10.12*  Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Joseph Stach and Promissory Note and Security
         Agreement dated February 11, 1994 between the Registrant and
         Joseph Stach (Exhibit 10.12 to the 1993 Form 10-K).
 10.13*  Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Christopher Ben and Promissory Note and
         Security Agreement dated February 11, 1994 between the
         Registrant and Christopher Ben (Exhibit 10.13 to the 1993 Form
         10-K).
 10.14*  Stock Purchase Agreement dated February 11, 1994 between the
         Registrant and Domenic Golato and Promissory Note and Security
         Agreement dated February 11, 1994 between the Registrant and
         Domenic Golato (Exhibit 10.14 to the 1993 Form 10-K).
 10.15*  Stock Purchase Agreement dated February 18, 1994 between the
         Registrant and Arthur Zafiropoulo (Exhibit 10.15 to the 1993
         Form 10-K).
 10.16*  Stock Purchase Agreement dated February 18, 1994 between the
         Registrant and Gerald M. Starek (Exhibit 10.16 to the 1993
         Form 10-K).
 10.17*  Master Purchase Order and Sales Agreement dated May 1994 between Registrant and Applied Materials, Inc. and Master
         Purchase Order and Sales Agreement Revision I dated November
         9, 1994 between Registrant and Applied Materials, Inc.
         (Exhibit 10.17 to the 1994 Form 10-K).
 10.18*  Purchase Agreement dated October 14, 1994 between the
         Registrant and Plasma Therm Incorporated (Exhibit 10.18 to the
         1994 Form 10-K).
 10.19*  Purchase Agreement dated October 28, 1994 between the
         Registrant and Plasma Etch, Inc. (Exhibit 10.19 to the 1994
         Form 10-K).
 10.20*  Technology Transfer, License and Sales Agreement between the
         Registrant and Brounley Associates, Inc. (Exhibit 10.20 to the
         1994 Form 10-K).
 10.21*  Interest Bearing Grid Note dated April 22, 1994 between the
         Registrant and National Westminster Bank NJ (Exhibit 10.21 to
         the 1994 Form 10-K).
 10.22*  Fixed Rate Term Note dated April 22, 1994 between the
         Registrant and National Westminster Bank NJ and Continuing
         General Security Agreement dated April 22, 1994 between the
         Registrant and National Westminster Bank NJ (Exhibit 10.22 to
         the 1994 Form 10-K).
 10.23*  Interest Bearing Grid Notes dated February 6, 1995 between the
         Registrant and National Westminster Bank NJ; Master Guarantee
         Agreement dated October 1, 1994 among the Registrant, NatWest
         Bank, N.A. and the Export-Import Bank of the United States;
         and Borrower Agreement dated October 1, 1994 between the
         Registrant and the Export-Import Bank of the United States
         (Exhibit 10.23 to the 1994 Form 10-K).
 10.24   Purchase Agreement dated November 9, 1995 between Registrant and Plasma and Material Technology, Inc.
 10.25   Purchase Agreement dated October 16, 1995 between Registrant and Plasma Therm Incorporated.
 10.26   Purchase Agreement dated June 5, 1995 between Registrant and
         Mattson Technology.

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                      PAGE
 -------                     -----------------------                      ----
 10.27   Revolving Credit Note (Demand) dated July 31, 1995 between the
         Registrant and NatWest Bank, N.A.; Revolving Credit and Term
         Loan Agreement dated August 31, 1995 between Registrant and
         NatWest Bank N.A.; First Amendment to Loan Documents dated
         January 23, 1996 between the Registrant and NatWest Bank,
         N.A.; and Amended and Restated Term Note dated January 23,
         1996 between the Registrant and NatWest Bank N.A.
 11.*    See Note 1 to the Financial Statements.
 21.     Subsidiaries of the Registrant.
 23.1    Consent of Grant Thornton LLP.

--------
* Incorporated by reference.