Form 10-K/A
period 1996-11-30
RF POWER PRODUCTS INC
filed 1997-02-26
CIK 887627

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, HEREUNTO DULY AUTHORIZED.

                                          RF Power Products, Inc.


                                          By:       /s/ Joseph Stach
                                             -------------------------------
                                                       JOSEPH STACH,
                                                 CHAIRMAN OF THE BOARD AND
                                                         PRESIDENT

Date: February 25, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

          /s/ Joseph Stach              Chairman of the          February 25,
-------------------------------------    Board and President         1997
            JOSEPH STACH                 (Chief Executive
                                         Officer)

       /s/ Arthur Zafiropoulo           Director                 February 25,
-------------------------------------                                1997
         ARTHUR ZAFIROPOULO


          /s/ Gerald Starek             Director                 February 25,
-------------------------------------                                1997
            GERALD STAREK


         /s/ Domenic Golato             Treasurer and CFO        February 25,
-------------------------------------    (Principal                  1997
           DOMENIC GOLATO                Accounting Officer
                                         and CFO)

         /s/ Christopher Ben            Secretary and Chief      February 25,
-------------------------------------    Operating Officer           1997
           CHRISTOPHER BEN

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                      PAGE
 -------                     -----------------------                      ----
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