Form 10-Q
period 1997-02-28
RF POWER PRODUCTS INC
filed 1997-03-21
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending         Commission File No. 0-20229
    February 28, 1997

                            RF POWER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



      NEW JERSEY                                      22-2361086
------------------------------                     ----------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)


                   1007 Laurel Oak Road, Voorhees, N.J. 08043
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (609)627-6100
                                                   --------------

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

As of February 28, 1997, 12,124,078 shares of Common Stock, $.01 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     INDEX

                                                                PAGE
                                                               NUMBER
                                                               ------
 Part I.  Financial Information

      Item 1. Consolidated Financial Statements

               Balance Sheets - February 28, 1997 and
               November 30, 1996 .............................  3

               Statements of Operations - Three Months Ended
               February 28, 1997 and February 29, 1996 .......  4

               Statements of Cash Flows - Three Months Ended
               February 28, 1997 and February 29, 1996 .......  5

               Notes to Financial Statements .................  6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ....................................  8

  Part II.   Other Information

      Item 6.  Exhibits and Reports on Form 8-K .............. 10

                            RF POWER PRODUCTS, INC.
                                 BALANCE SHEETS

                                         February 28,    November 30,
                                            1997            1996
                                         (Unaudited)      (Audited)
                                         -----------     -----------
Assets
Cash                                     $   865,970     $   546,984
Accounts receivable                        4,637,497       4,815,182
Inventories                                4,183,224       3,474,689
Prepaid expenses and other                   328,870         370,461
 Deferred Income Taxes                       430,688         410,395
                                         -----------     -----------
                                          10,446,249       9,617,711
                                         -----------     -----------

Property and equipment, net                3,224,626       2,221,312

Other assets                                 195,875         208,501
                                         -----------     -----------
                                         $13,866,750     $12,047,524
                                         ===========     ===========
Liabilities

Current liabilities
 Note Payable                            $         -     $   434,663
 Current portion long-term debt              575,000         350,000
 Accounts payable                          2,655,455       1,163,698
 Accrued expenses                            458,069         512,323
 Accrued payroll                             366,312         250,921
                                         -----------     -----------

                                           4,054,836       2,711,605
                                         -----------     -----------
Long-term debt,less current
 portion                                   1,552,467         904,167
                                         -----------     -----------

Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1997-12,124,078; 1996-12,123,140           121,241         121,231
Additional paid-in capital                 6,373,382       6,372,235
Retained Earnings                          1,841,824       2,015,286
Notes receivable from shareholders           (77,000)        (77,000)
                                         -----------     -----------
                                           8,259,447       8,431,752
                                         -----------     -----------
                                         $13,866,750     $12,047,524
                                         ===========     ===========

                See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended
                                   February 28,    February 29,
                                  -------------   -------------
                                       1997           1996
                                  -------------   -------------

Net Sales                           $5,434,985    $8,258,864
                                    ----------    ----------

Costs and expenses
Cost of products sold                3,630,812     5,033,425
Research and development               755,247       785,966
Selling and administrative           1,308,007     1,341,743
Interest expense                        20,697         8,425
                                    ----------    ----------
                                    $5,714,763    $7,169,559
                                    ----------    ----------

Income (loss) before
 income taxes                         (279,778)    1,089,305

Income tax expense (benefit)          (106,316)      411,975
                                    ----------    ----------
Net Income (Loss)                    $(173,462)     $677,330
                                    ===========   ==========
Per Share Data:
Earnings (Loss) per Share                $(.01)         $.06
                                    ===========   ==========
Weighted average number of
shares outstanding                  12,124,078    12,270,024
                                    ==========    ==========

                 See accompanying notes to financial statement

                            RF POWER PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                 ( UNAUDITED )

                                                  Three Months Ended
                                          -----------------------------------
                                          February 28,1997   February 29, 1996
                                          ----------------   -----------------
Cash flows from operating activities
Net income (Loss)                             $(173,462)         $  677,330
Adjustments to reconcile net income
 to net cash used in operating
 activities:
Depreciation and amortization                   226,381             114,633
 Deferred Income Taxes (Benefit)                (20,293)            115,257
 Changes in assets and liabilities
 (Increase)Decrease in accounts
 receivable                                     177,685            (623,718)
 Increase in inventories                       (708,535)           (420,198)
 Increase in prepaid expenses
 and other                                       41,591              25,743
 Increase in a/p & accr. liabilities          1,552,894             303,575
 Other                                           (2,251)             13,940
                                            -----------        ------------
Net cash generated from
 operating activities                         1,094,010             206,562
                                            -----------        ------------
Cash flows from investing
 activities
Capital expenditures                         (1,214,818)           (508,831)

Net cash used in investing activities        (1,214,818)           (508,831)
                                            -----------        ------------
Cash flows from financing activities
Short term borrowing, net                      (434,663)           (160,000)
Payments of long-term debt                      (87,500)            (29,550)
Borrowing against term loan                     960,800                   -
Proceeds from issuance of
 common stock
 under stock option plan                          1,157              32,989
                                            -----------        ------------
Net cash provided by (used in)
 financing activities                           439,794            (156,561)
                                            -----------        ------------

Net increase (decrease) in cash                 318,986            (458,830)

Cash at beginning of period                     546,984             689,757
                                            -----------        ------------

Cash at end of period                       $   865,970           $ 230,927
                                             ==========        ============

            See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    FEBRUARY 28, 1997 AND NOVEMBER 30, 1996

Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1997 and November 30, 1996, the results of operations for the three months ended February 28, 1997 and February 29, 1996 and the statement of cash flows for the three months ended February 28, 1997 and February 29, 1996.

          The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of results for the full year.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's report on Form 10K.

Note 2    Inventories

          Inventories consist of the following:

                         February 28,   November 30,
                             1997           1996
                         ------------   ------------

Raw materials, net         $2,190,897     $1,668,762
Work in process               592,131        265,232
Finished goods, net         1,400,196      1,540,695
                           ----------     ----------
                           $4,183,224     $3,474,689
                           ==========     ==========

Note 3      Property and Equipment

            Property and Equipment consists of the following:

                               February 28,     November 30,
                                  1997              1996
                               -----------       -----------
  Property and equipment,
   at cost
   Machinery and Equipment      $4,173,636       $3,524,535
   Transportation Equipment         54,641           54,641
   Leasehold Improvements        1,002,918          437,201
                                ----------       ----------
                                 5,231,215        4,016,377
                                ----------       ----------
  Less accumulated
   depreciation
   and amortization              2,006,569        1,795,065
                                ----------       ----------
                                $3,224,626       $2,221,312
                                ==========       ==========

Note 4 The provision (benefit)for income taxes for the three months ended February 28, 1997 and February 29, 1996, consists of the following:

                               February 28,     February 29,
                                  1997              1996
                               -----------      ----------
Current-federal and state        (86,023)        $ 296,718
Deferred-federal & state         (20,293)          115,257
                               -----------       ---------
                              $ (106,316)       $  411,975
                               ===========       =========

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

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Financial Position, Liquidity and Capital Requirements
------------------------------------------------------

The Company's cash requirements are currently being funded through operations coupled with the proceeds of bank financing.

In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility, which it had moved into in December 1996. The loan is for a five year term at an interest rate of 5% with interest and principal paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan. As of February 28, 1997, $460,800 of the $500,000 loan has been drawn down.

The Company has the option to term out a portion of the line of credit with a local commercial bank, which if exercised, reduces the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan. As of February 28, 1997, $500,000 of the $1,000,000 loan has been drawn down.

Operating activities provided $1,094,000 in cash for the three month period ending February 28, 1997 versus $207,000 in cash flows for the comparable period in 1996. This was primarily due to a decrease in accounts receivable of $178,000 and an increase in accounts payable and accrued liabilities of $1,553,000, offset by an increase in inventories of $709,000.

Net cash used in investing activities for the three month period ending February 28, 1997 was $1,215,000, which was for capital expenditures for the Company's new facility.

For the three months ended February 28, 1997, approximately $961,000 of cash was provided by bank and state financing, as noted above, to finance the capital expenditures for the new facility. In addition, the Company repaid $435,000 on its line of credit and $87,000 of its long term debt.

The Company requires substantial capital for research and development and inventories. Although there were significant capital expenditures during the Company's 1997 first quarter for its new facility, there will not be substantial expenditures for the balance of the year. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

                             RESULTS OF OPERATIONS

Net revenues for the three months ended February 28, 1997 decreased 34% as compared to the same period in fiscal 1996. The decrease is the result of the slow down to semiconductor capital equipment manufacturers which represented 48% and 60% of the Company's sales for the comparable three month period of fiscal 1997 and 1996, respectively. The Company's sales this year, in the semiconductor market decreased 48% over the comparable three month period last year.

Cost of products sold amounted to 67% and 61% of sales for the three month period ending February 28, 1997 and February 29, 1996, respectively. The decrease in gross profit is the result of the decline in sales in the semiconductor market which resulted in under absorbed labor and overhead costs which were expensed.

Research and development expenses were 14% and 10% of sales for the three month period ending February 28,1997 and February 29, 1996, respectively. Research and development expenses decreased 4% to $755,000 compared to $786,000 last year. Expenses have been kept relatively constant with the Company investing in the development of new products for the next generation of semiconductor and flat panel display manufacturing equipment, as well as for new applications of radio frequency technology in medical devices, food and material processing.

Selling and administrative expenses decreased from $1,342,000 to $1,308,000 for the three month period ending February 28,1997 compared to the same period in 1996. This is a result of continued tight cost controls due to the current business environment.

The Company's effective tax rate has remained relatively constant at 38% sales for the three month period ending February 28, 1997 and February 29, 1996 respectively. The Company recorded an income tax benefit based on anticipated earnings for fiscal year 1997.

                          PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits ............................ N/A


         (b) No reports on Form 8-K were filed during the first quarter of fiscal 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     RF POWER PRODUCTS, INC.



     Dated:  March 21, 1997          /s/Joseph Stach
                                     ---------------------------------
                                     Joseph Stach, Chairman and
                                     President

                                     /s/Domenic N. Golato
                                     ---------------------------------
                                     Domenic N. Golato, Chief Financial
                                     Officer and Treasurer