Form 10-Q
period 1997-05-31
RF POWER PRODUCTS INC
filed 1997-07-01
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending      Commission File No. 0-20229
    May 31, 1997

                            RF POWER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



          NEW JERSEY                                           22-2361086
------------------------------                             -------------------
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


As of May 31, 1997, 12,132,330 shares of Common Stock, $.01 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     INDEX




                                                              Page
                                                             Number
                                                             ------
Part I.  Financial Information

     Item 1. Consolidated Financial Statements

              Balance Sheets - May 31, 1997 and
              November 30, 1996 .............................  3

              Statements of Operations - Three Months and
              Six Months Ended May 31, 1997 and 1996 ........  4

              Statements of Cash Flows - Six Months Ended
              May 31, 1997 and 1996 .........................  5

              Notes to Financial Statements .................  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ....................................  8

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K .............. 10

                            RF POWER PRODUCTS, INC.
                                 BALANCE SHEETS

                                          May 31,           November 30,
Assets                                     1997                1996
                                        (Unaudited)          (Audited)
                                        -----------         -----------
Cash                                    $   746,996         $   546,984
Accounts receivable                       5,720,568           4,815,182
Inventories                               4,485,020           3,474,689
Prepaid expenses and other                  175,291             370,461
Deferred income taxes                       435,040             410,395
                                        -----------         -----------
                                         11,562,915           9,617,711
                                       ------------         -----------

Property and equipment, net               3,419,940           2,221,312


Other assets                                132,342             208,501
                                        -----------         -----------
                                        $15,115,197         $12,047,524
                                        ===========         ===========
Liabilities

Current liabilities
 Note payable                           $      -            $   434,663
 Current portion long-term debt             700,000             350,000
 Accounts payable                         2,992,475           1,163,698
 Accrued expenses                           658,706             512,323
 Accrued payroll                            268,520             250,921
                                        -----------         -----------

                                          4,619,701           2,711,605
                                        -----------         -----------

Long-term debt,less current
 portion                                  1,833,842             904,167
                                        -----------         -----------



Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1997-12,132,330; 1996-12,104,909          121,323             121,231
Additional paid-in capital                6,394,393           6,372,235
Retained Earnings                         2,222,938           2,015,286
Notes receivable from shareholders          (77,000)            (77,000)
                                        -----------         -----------
                                          8,661,654           8,431,752
                                        -----------         -----------
                                        $15,115,197         $12,047,524
                                        ===========         ===========

                See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended                         Six Months Ended
                                              May 31,                                   May 31,
                                              -------                                   -------
                                       1997            1996                      1997            1996
                                       ----            ----                      ----            ----
Net Sales                          $8,218,622       $9,484,006                $13,653,607      $17,742,870
                                   ----------       ----------                -----------      -----------

Costs and expenses
Cost of products sold                4,980,505       5,775,577                  8,611,317       10,809,002
Research and development             1,106,497         924,569                  1,861,744        1,710,536
Selling and administrative           1,480,730       1,308,753                  2,788,737        2,633,537
Interest expense                        30,699          11,634                     51,396           37,017
                                    ----------      ----------                -----------      -----------
                                    $7,598,431      $8,020,533                $13,313,194      $15,190,092
                                    ----------      ----------                -----------      -----------

Income before income taxes             620,191       1,463,473                    340,413        2,552,778

Income tax expense                     239,077         566,011                    132,761          977,986
                                   ----------       ----------                -----------      -----------


Net Income                            381,114          897,462                    207,652        1,574,792
                                   ==========       ==========                ===========      ===========


Per Share Data:

Earnings Per Share                 $      .03       $      .07                $       .02      $       .13
                                   ==========       ==========                ===========      ===========




Weighted average number of
shares outstanding                 12,264,463       12,283,794                 12,242,718       12,264,246
                                   ==========       ==========                ===========      ===========




                 See accompanying notes to financial statements

                            RF POWER PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   Six Months Ended
                                                   ----------------
                                            May 31, 1997        May 31, 1996
                                            ------------        ------------

Cash flows from operating activities
Net income                                  $   207,652          $ 1,574,792
Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation and amortization                   495,999              229,266
 Deferred income taxes (benefit)                (24,645)             234,919
 Changes in assets and liabilities
 Increase in accounts receivable               (905,386)            (566,525)
 Increase in inventories                     (1,010,331)             (88,062)
 Decrease in prepaid expenses
 and other                                      195,170               60,542
 Increase (Decrease) in a/p & accr.           1,992,759           (2,112,733)
 liabilities
 Other                                           14,169               37,299
                                            -----------          -----------

Net cash generated (used) from
 operating activities                           965,387             (630,502)
                                            -----------          -----------
Cash flows from investing activities
Capital expenditures                         (1,632,636)            (911,960)
                                            -----------          -----------

Net cash used in investing activities        (1,632,636)            (911,960)
                                            -----------          -----------

Cash flows from financing activities
Short term (repayments) borrowing              (434,663)             234,663
Payments of long-term debt                     (220,326)          (1,445,383)
Borrowing against term loan                   1,500,000            2,386,005
Proceeds from issuance of common stock
 under stock option plan                         22,250               80,499
                                            -----------          -----------

Net cash provided by
 financing activities                           867,261            1,255,784
                                            -----------          -----------

Net increase (decrease) in cash                 200,012             (286,678)

Cash at beginning of period                     546,984              689,757
                                            -----------          -----------

Cash at end of period                       $   746,996          $   403,079
                                            ===========          ===========

                See accompanying notes to financial statements.

                            RF POWER PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      MAY 31, 1997 AND NOVEMBER 30, 1996

Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1997 and November 30, 1996, the results of operations for the three and six months ended May 31, 1997 and May 31, 1996 and the statement of cash flows for the six months ended May 31, 1997 and 1996.

          The results of operations for the three and six months ended May 31, 1997 and 1996 are not necessarily indicative of results for the full year.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's report on Form 10K.


Note 2    Inventories

          Inventories consist of the following:

                                          May 31,           November 30,
                                           1997                 1996
                                        ----------          ------------
Raw materials, net                      $1,977,858            $1,668,762
Work in process                          1,082,527               265,232
Finished goods, net                      1,424,635             1,540,695
                                        ----------            ----------
                                        $4,485,020            $3,474,689
                                        ==========            ==========


Note 3    Property and Equipment

          Property and Equipment consists of the following:

                                              May 31,    November 30,
                                               1997          1996
                                            -----------  ------------
           Property and equipment,
            at cost
            Machinery and Equipment          $4,586,682    $3,524,535
            Transportation Equipment             54,641        54,641
            Leasehold Improvements            1,007,690       437,201
                                             ----------    ----------
                                              5,649,013     4,016,377
           Less accumulated depreciation
            and amortization                  2,229,073     1,795,065
                                             ----------    ----------
                                             $3,419,940    $2,221,312
                                             ==========    ==========

Note 4    Income Taxes

          The provision (benefit)for income taxes for the six months ended May 31, 1997 and 1996, consists of the following:

                                                   May 31,            May 31,
                                                     1997              1996
                                                ----------          ---------
Current-federal and state                        $157,406            $743,067
Deferred-federal & state                          (24,645)            234,919
                                                 --------            --------
                                                 $132,761            $977,986
                                                 ========            ========

Note 5    Earnings Per Share

          Per share data is computed based upon the weighted average number of shares of common stock, adjusted for the conversion of dilutive common stock equivalents. The primary earnings per share and the related common stock and equivalents are presented. The fully dilutive earnings per share data is not shown since the dilution is not material.

          There is no material difference in earnings per share as computed under SFAS 128 from the amounts reported in the accompanying financial statements.

Item 2.                 Management's Discussion and Analysis of Financial
                        -------------------------------------------------
                        Condition and Results of Operations
                        -----------------------------------


Financial Position, Liquidity and Capital Requirements
------------------------------------------------------

The Company's cash requirements are currently being funded primarily through operations coupled with the proceeds of bank financing.

In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility, which it had moved into in December 1996. The loan is for a five year term at an interest rate of 5% with interest and principal paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan. As of May 31, 1997, all of the $500,000 loan has been drawn down.

The Company has the option to term out a portion of the line of credit with a local commercial bank, which if exercised, reduces the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan. As of May 31, 1997, all of the $1,000,000 loan has been drawn down.

Operating activities provided $965,000 in cash for the six month period ending May 31, 1997 versus a utilization of $631,000 in cash flows for the comparable period in 1996. Approximately $679,000 was generated from net income plus non-cash depreciation and amortization and deferred taxes during the fiscal 1997 period. An increase in accounts receivable of $905,000 and inventories of $1,010,000 was more than offset by an increase in accounts payable of $1,993,000 and decrease in prepaid expenses of $195,000.

Net cash used in investing activities for the six month period ending May 31, 1997 was $1,633,000, which was used primarily for capital expenditures for the Company's new facility, engineering design software, hardware and test equipment.

For the six months ended May 31, 1997, approximately $1,500,000 of cash was provided by bank and state financing, as noted above, to finance the capital expenditures for the new facility. In addition, the Company repaid $435,000 on its line of credit and $220,000 of its long term debt.

The Company requires substantial capital for research and development and inventories. Although there were significant capital expenditures during the Company's 1997 first quarter for its new facility, second quarter capital expenditures decreased from $1,215,000 in the first quarter to $418,000 in the second quarter. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

                             RESULTS OF OPERATIONS



Net revenues for the six months ended May 31, 1997 decreased 23% as compared to the same period in fiscal 1996. For the three months ending May 31, 1997, net revenues decreased by 13% over the comparable period of the prior year although there was a 51% increase in net revenue over the first quarter of the current fiscal year. The decrease is the result of the slow down on shipments to semiconductor capital equipment manufacturers which represented 58% and 66% of the Company's sales for the comparable six month period of fiscal 1997 and 1996, respectively. The Company's sales this year, in the semiconductor market decreased 32% over the comparable six month period last year. However, orders and shipments for the semiconductor market strengthened in the second quarter 1997. Also commercial coating net revenues increased by 65% for the six months ending May 31, 1997, over the comparable period of the prior year.

Cost of products sold amounted to 63% and 61% of sales for the six month period ending May 31, 1997 and May 31, 1996, respectively. The decrease in gross profit is the result of the decline in sales in the semiconductor market which resulted in under absorbed labor and overhead costs. Costs of products sold amounted to 61% for both the three month periods ending May 31, 1997 and May 31, 1996 reflecting a more positive trend in the absorption of labor and overhead due to the higher net revenue level in the current fiscal quarter.

Research and development expenses were 14% and 10% of sales for the six month period and 13% and 10% for the three month period ending May 31,1997 and May 31, 1996, respectively. The increase is due primarily to support the development of new products, including the high power Hercules, Atlas RF generators and Mercury series electronically tuned matching networks.

Selling and administrative expenses were 21% and 15% of sales for the six month period and 18% and 14% for the three month period ending May 31, 1997 and May 31, 1996, respectively. This increase was caused primarily by costs related to the move into a new facility and higher depreciation costs.

The Company's effective tax rate has remained relatively constant at 39% and 38% for the first half of fiscal 1997 and 1996 and 39% for both the three month periods ending May 31, 1997 and 1996, respectively.

                         PART II.   OTHER INFORMATION






Item 6.   Exhibits and Reports on Form 8-K
                                       ---


    (a)   Exhibits .............................N/A


    (b) No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RF POWER PRODUCTS, INC.







Dated:  July 1, 1997                       /s/ Joseph Stach
                                            -------------------------------
                                            Joseph Stach, Chairman and
                                            President

                                            /s/ Domenic N. Golato
                                            -------------------------------
                                            Domenic N. Golato, Chief Financial
                                            Officer and Treasurer