Form 10-Q
period 1997-08-31
RF POWER PRODUCTS INC
filed 1997-09-19
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending      Commission File No. 0-20229
       August 31, 1997

                            RF POWER PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



           NEW JERSEY                           22-2361086
     ---------------------                  -----------------
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

     Yes x        No
        ---


As of August 31, 1997, 12,141,311 shares of Common Stock, $.01 par value, were outstanding.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     INDEX



                                                       PAGE
                                                       NUMBER
                                                       ------
Part I.  Financial Information

     Item 1. Consolidated Financial Statements

         Balance Sheets - August 31, 1997 and
         November 30, 1996 .............................  3

         Statements of Operations - Three Months and
         Nine Months Ended August 31, 1997 and 1996 ....  4

         Statements of Cash Flows - Nine Months Ended
         August 31, 1997 and 1996 ......................  5

         Notes to Consolidated Financial Statements ....  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ................................  8

Part II.   Other Information

     Item 6. Exhibits and Reports on Form 8-K .......... 10

                            RF POWER PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                       August 31,    November 30,
Assets                                    1997           1996
                                       (Unaudited)     (Audited)
                                      ------------  -------------
Cash                                  $   808,640   $   546,984
Accounts receivable                     6,136,719     4,815,182
Inventories                             5,987,406     3,474,689
Prepaid expenses and other                159,465       370,461
Deferred income taxes                     505,627       410,395
                                      -----------   -----------
                                       13,597,857     9,617,711
                                      ------------  -----------
Property and equipment, net             3,497,889     2,221,312


Other assets                               76,299       208,501
                                      -----------   -----------
                                      $17,172,045   $12,047,524
                                      ===========   ===========
Liabilities

Current liabilities
 Note payable                         $         -   $   434,663
 Current portion long-term debt           700,000       350,000
 Accounts payable                       3,445,934     1,163,698
 Accrued expenses                       1,475,345       512,323
 Accrued payroll                          418,526       250,921
                                      -----------   -----------

                                        6,039,805     2,711,605
                                      -----------   -----------
Long-term debt,less current
 portion                                1,671,619       904,167
                                      -----------   -----------



Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1997-12,141,311; 1996-12,123,140        121,413       121,231
Additional paid-in capital              6,408,558     6,372,235
Retained Earnings                       2,997,838     2,015,286
Notes receivable from shareholders        (67,188)      (77,000)
                                      -----------   -----------
                                        9,460,621     8,431,752
                                      -----------   -----------
                                      $17,172,045   $12,047,524
                                     ============   ===========

          See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               NINE MONTHS ENDED            THREE MONTHS ENDED
                                   AUGUST 31,                   August 31,
                                   ----------                   ----------


                              1997            1996         1997            1996
                              ----            ----         ----            ----
Net Sales                     $10,117,022  $7,979,403  $23,770,629  $25,722,273
                              -----------  ----------  -----------  -----------

Costs and expenses
Cost of products sold           5,914,028   5,211,972   14,525,345   16,020,973
Research and development        1,411,883     910,536    3,273,627    2,621,072
Selling and administrative      1,581,089   1,394,770    4,369,826    4,028,308
Interest expense                   38,817      29,492       90,213       66,509
                              -----------  ----------  -----------  -----------
                              $ 8,945,817  $7,546,770  $22,259,011  $22,736,862
                              -----------  ----------  -----------  -----------

Income before income taxes      1,171,205     432,633    1,511,618    2,985,411

Income tax expense                396,305     185,535      529,066    1,163,521
                              -----------  ----------  -----------  -----------

Net Income                        774,900     247,098      982,552    1,821,890
                              ===========  ==========  ===========  ===========

Per Share Data:

Earnings Per Share               $ .06       $  .02       $  .08       $  .15
                              ==========   ==========  ===========  ===========

Weighted average number of
shares outstanding            12,393,425    12,266,021  12,288,479  12,220,268
                              ==========    ==========  ==========  ==========


          See accompanying notes to consolidated financial statements

                            RF POWER PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( UNAUDITED )
                                                  Nine Months Ended
                                                  -----------------
                                         August 31,1997     August 31,1996
                                         --------------     --------------

Cash flows from operating activities
Net income                                 $   982,552        $ 1,821,890
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation and amortization                 785,793            398,313
 Deferred income taxes (benefit)               (95,232)           405,775
 Changes in assets and liabilities
 Increase in accounts receivable            (1,321,537)          (692,321)
 Increase in inventories                    (2,512,717)          (410,466)
 Decrease in prepaid expenses
 and other                                     210,996             16,921
 Increase (Decrease) in a/p & accr.          3,412,863         (2,110,217)
 liabilities
 Other                                          14,417             33,360
                                           -----------        -----------

Net cash generated (used) from
 operating activities                        1,477,135           (536,745)
                                           -----------        -----------

Cash flows from investing activities
Capital expenditures                        (1,944,585)        (1,076,745)
                                           -----------        -----------

Net cash used in investing activities       (1,944,585)        (1,076,706)
                                           -----------        -----------

Cash flows from financing activities
Short term loan repayments                    (434,663)           (65,337)
Payments of long-term debt                    (382,548)        (1,547,883)
Borrowing against term loan                  1,500,000          2,386,005
Repayment of Notes Receivable                    9,812             -
Proceeds from issuance of common stock
 under stock option plan                        36,505            153,151
                                           -----------        -----------

Net cash provided by
 financing activities                          729,106            925,936
                                           -----------        -----------

Net increase (decrease) in cash                261,656           (687,515)

Cash at beginning of period                    546,984            689,757
                                           -----------        -----------

Cash at end of period                      $   808,640        $     2,242
                                           ===========        ===========

                    See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AUGUST 31, 1997 AND NOVEMBER 30, 1996

Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1997 and November 30, 1996, the results of operations for the three and nine months ended August 31, 1997 and August 31, 1996 and the statement of cash flows for the nine months ended August 31, 1997 and 1996.

          The results of operations for the three and nine months ended August 31, 1997 and 1996 are not necessarily indicative of results for the full year.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's report on Form 10K.

Note 2    Inventories

          Inventories consist of the following:

                       August 31,  November 30,
                          1997         1996
                       ----------  ------------

Raw materials, net     $2,717,137    $1,668,762
Work in process         1,361,282       265,232
Finished goods, net     1,908,987     1,540,695
                       ----------    ----------
                       $5,987,406    $3,474,689
                       ==========    ==========


Note 3    Property and Equipment

          Property and Equipment consists of the following:


                                 August 31,   November 30,
                                    1997          1996
                                 -----------  ------------
Property and equipment,
 at cost
Machinery and Equipment           $4,888,538    $3,524,535
Transportation Equipment              54,641        54,641
Leasehold Improvements             1,017,783       437,201
                                  ----------    ----------
                                   5,960,962     4,016,377
Less accumulated depreciation
 and amortization                  2,463,073     1,795,065
                                  ----------    ----------
                                $  3,497,889    $2,221,312
                                  ==========    ==========

Note 4    Income Taxes

          The provision (benefit)for income taxes for the nine months ended August 31, 1997 and 1996, consists of the following:

                                      August 31,   August 31,
                                         1997         1996
                                      -----------  -----------
Current-federal and state               $624,298    $  757,746
Deferred-federal & state                 (95,232)      405,775
                                        --------    ----------
                                        $529,066    $1,163,521
                                        ========    ==========

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

Item 2.             Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations
                    -----------------------------------


Financial Position, Liquidity and Capital Requirements
------------------------------------------------------

The Company's cash requirements are currently being funded through operations coupled with the proceeds of bank financing and stock options.

In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility, which it had moved into in December 1996. The loan is for a five year term at an interest rate of 5% with interest and principal paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan. All of the $500,000 loan had been drawn down by the second quarter of fiscal 1997.

The Company has the option to term out a portion of the line of credit with a local commercial bank, which if exercised, reduces the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan. All of the $1,000,000 loan had been drawn down by the second quarter of fiscal 1997.

Operating activities provided $1,477,000 in cash for the nine month period ending August 31, 1997 versus a utilization of $537,000 in cash flows for the comparable period in 1996. Approximately $1,673,000 was generated from net income plus non-cash depreciation and amortization and deferred taxes during the fiscal 1997 period. An increase in accounts receivable of $1,322,000 and inventories of $2,513,000 was partially offset by an increase in accounts payable and accrued liabilities of $3,413,000 and an increase in prepaid expenses of $211,000.

For the nine months ended August 31, 1997, approximately $1,500,000 of cash was provided by bank and state financing, as noted above, to finance the capital expenditures for the new facility. In addition, the Company repaid $435,000 on its line of credit and $383,000 of its long term debt.

The Company requires substantial capital for research and development and inventories. Although there were significant capital expenditures during the Company's 1997 first quarter for its new facility, second and third quarter capital expenditures decreased to $418,000 and $312,000 respectively. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

                             RESULTS OF OPERATIONS


Net revenues for the nine months ended August 31, 1997 decreased 8% as compared to the same period in fiscal 1996. The decrease is the result of the slow down of sales to the semiconductor capital equipment manufacturers for the first 6 months of fiscal year 1997. The Company's sales for the three month period ended August 31, 1997 increased 27% over the comparable three month period last year. This was primarily due to the recent upturn in the disc drive and semiconductor markets.

Cost of products sold amounted to 61% and 62% of sales for the nine month period ending August 31, 1997 and August 31, 1996, respectively. The increase in gross profit is due to a change in product mix. Costs of products sold amounted to 58% and 65% for the three month period ending August 31, 1997 and August 31, 1996 respectively. The increase in gross profit is primarily the resuslt of higher absorbed labor and overhead costs due to the higher production volume and a change in product mix which reduced material costs.

Research and development expenses were 14% and 10% of sales for the nine month period and 14% and 11% for the three month period ending August 31, 1997 and August 31, 1996, respectively. The increase is due primarily to support the development of new products, including the high power Hercules, Atlas RF generators and Mercury series electronically tuned matching networks.

Selling and administrative expenses were 18% and 16% of sales for the nine month period ending August 31, 1997 and August 31, 1996 respectively. This increase was caused primarily by costs related to the move into a new facility and higher depreciation costs. Selling and administrative expenses were 16% and 17% for the three month period ending August 31, 1997 and August 31, 1996 respectively. This decrease was caused primarily by a large portion of fixed selling and administrative expenses related to a higher sales volume.

The Company's effective tax rate was 35% and 39% for the nine month period and 34% and 43% for the three month period ending August 31, 1997 and August 31, 1996 respectively. This decrease was caused primarily by an increase in the R & D credit and a reduction of state taxes.

                          PART II.   OTHER INFORMATION






     Item 6.  Exhibits and Reports on Form 8-K
                                           ---



         (a)  Exhibits .............................N/A


         (b)  No reports on Form 8-K were filed during the
              third quarter of fiscal 1997.
-

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RF POWER PRODUCTS, INC.






     Dated:  September 19, 1997      /s/Joseph Stach
                                     ------------------------------
                                     Joseph Stach, Chairman and
                                     President

                                     /s/Domenic N. Golato
                                     -----------------------------
                                     Domenic N. Golato, Chief Financial
                                     Officer and Treasurer