Form 10-K
period 1997-11-30
RF POWER PRODUCTS INC
filed 1998-02-26
CIK 887627

-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                      or

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
   (State or other jurisdiction of         (I.R.S. Employer Identification
    incorporation or organization                      Number)

                             1007 LAUREL OAK ROAD
                          VOORHEES, NEW JERSEY 08043
              (Address of principal executive offices, zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 627-6100
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class                Name of each exchange on which registered
COMMON STOCK, $.01 PAR VALUE PER SHARE            AMERICAN STOCK EXCHANGE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 10, 1998 (based on the closing price on such date as reported on the American Stock Exchange was $34,020,028.(/1/)

  As of February 10, 1998, 12,147,661 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III--Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1997 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                               ----------------

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

  The Company's strategy is to (i) maintain and enhance its position as a technology leader in the application of power delivery systems in the semiconductor capital equipment market, (ii) leverage its technology into new applications and new markets, (iii) expand its product offerings by providing complete power solutions to its customers, and (iv) increase the use of modular components in its products and enhance and refine its manufacturing processes.

RECENT DEVELOPMENTS

  Contracts. In September 1997, the Company was awarded a two year contract extension to supply the radio frequency power delivery systems, including generators and associated matching networks, for a major semiconductor equipment manufacturer. This contract is an extension of a contract originally entered into in 1994. The contract includes both new products and products currently supplied. The Company estimates that gross revenues from the contract will be approximately $18 million over the next two years.

  Bank Loans. In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility, which it moved into in December 1996. The loan is for a five-year term at an interest rate of 5% with principal and interest paid monthly. The equipment purchased with the proceeds of the loan secures the loan. All of the $500,000 had been drawn down by the second quarter of fiscal 1997.

  In February 1997, under the terms of its line of credit with a local commercial bank, the Company exercised its option to convert to a term loan a portion of the line of credit in the amount of $1,000,000, reducing the line of credit by the same amount. The entire $1,000,000 loan had been drawn down by the second quarter of fiscal 1997.

  In January 1998 the Company revised the credit facility with its commercial bank. The new credit facility is for a $6,000,000 revolving line of credit. The Company has the option to convert to a term loan up to $1,000,000 of the line of credit for the purchase of capital equipment, which if exercised reduces the line of credit by the amount converted. The rate of interest for both the term loan and revolving line of credit are based on current LIBOR rates plus a variable percentage based on the Company's quarterly cash flow performance. Under the terms of the credit facility, the Company is required to maintain certain minimum financial ratios as defined in the credit facility agreement and is prohibited from paying dividends.

PRODUCTS

 Solid-State and Tube-Type Generators

  The Company manufactures a line of solid-state, computer-controlled radio frequency generators and a line of high-power tube-type generators. Solid-state generators are presently available for power requirements of up to 5,000 watts and are sold primarily to capital equipment manufacturers in the semiconductor equipment, flat panel, thin film and analytical equipment markets. The solid-state generators are designed to be compact in size and reliable in performance. For the fiscal year ended November 30, 1997, ("fiscal 1997") and the fiscal year ended November 30, 1996 ("fiscal 1996"), shipments of solid-state generators accounted for 68% and 71% of sales, respectively. Tube-type generators are available at power levels from 10,000 to 25,000 watts and are primarily sold to capital equipment manufacturers ("Capital Equipment Manufacturers") in the film disc media market. For fiscal 1997 and fiscal 1996, shipments of tube-type generators accounted for 7% and 4% of net sales, respectively.

 Matching Networks

  The Company also manufactures matching networks, which are systems composed primarily of variable inductors and capacitors with application-specific circuits that can be designed to a customer's specific power requirements. Matching networks are designed to optimize the power flow from a generator to a process chamber by changing (i.e. tuning) the inductor and capacitor values. The Company manufactures general purpose matching networks and matching networks that are designed for a customer's specific model of equipment. For fiscal 1997 and fiscal 1996, matching networks accounted for 21% and 22%, respectively, of the Company's net sales.

MARKET OVERVIEW

  The Company's products are sold for use in equipment used to manufacture semiconductor products and flat-panel displays for use in equipment used in the film and media markets and for use in analytical instruments. The Company's net sales during fiscal 1997 in the semiconductor equipment, flat-panel displays, film disc media and analytical instruments markets were approximately 62%, 25%, 9% and 4%, respectively.

  A primary focus of the Company's current marketing efforts is the semiconductor equipment market. Capital Equipment Manufacturers in the semiconductor equipment market typically purchase solid-state generators because the power requirements for the equipment they manufacture are typically 5,000 watts or less. These semiconductor products are the building blocks for computers, including personal computers, workstations and mainframes, automotive electronics, telecommunications and consumer electronics. The Company's power systems are used in semiconductor equipment to provide the precise excitation required to achieve the plasma processes of deposition and etching of thin films. The dielectric and metal thin film layers are key technologies in the manufacture of advanced integrated circuits, which are the building blocks for microprocessors, memories and logic elements.

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

  The Company also sells to the analytical instruments market that uses solid-state technology for inductively coupled plasma sources in instruments that are used for elemental analysis of materials. Typical applications of inductively coupled plasma type analytical instruments include mass spectroscopy of soils, solids and liquid chemicals as used in the chemical, pharmaceutical, electronics, toxic waste and agricultural industries.

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

  The Company maintains an engineering and technical staff of 44 people, a majority of whose time is spent in research and development. The Company has increased product development activity and is supplementing existing engineering experience with outside professionals. The Company uses technical consultants to assist with product development and has expanded such use in developing strategic relations with some universities, research centers and customers with specialized engineering capabilities.

  Research and product development costs are expensed as incurred. During fiscal 1997, fiscal 1996 and fiscal 1995, the Company spent approximately $4,585,000, $3,528,000 and $2,343,000, respectively, for research and product development.

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

  During fiscal 1997, approximately 86% of the Company's sales were in the domestic market, 6% in Europe, 7% through its distributor and sales representatives in the Asian Pacific region and 1% in other foreign markets. The Company has one distributor in Japan (described above) and sales representatives in six countries. Net sales in Europe for fiscal 1997 were approximately $2,189,000. Net sales in the Asian Pacific market for fiscal 1997 were approximately $2,265,000 (of which $1,677,000 were in the Japanese market).

  During fiscal 1997, sales to Applied Materials, Inc., Lam Research and Alcatel Comptech and the distribution agreement with Astech accounted for 23%, 15%, 10% and 5% of the Company's net revenues, respectively.

  The following table sets forth the approximate percentages and amounts of net sales for the periods indicated:

                                                      YEAR ENDED NOVEMBER 30,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
      Area Net Sales
      Domestic.......................................     86%      85%      82%
      Europe.........................................      6%       8%      11%
      Asia Pacific...................................      7%       6%       6%
      Other Foreign..................................      1%       1%       1%
                                                      -------  -------  -------
        Total........................................    100%     100%     100%
                                                      =======  =======  =======
      Area Net Sales ($000's)
      Domestic....................................... $29,045  $26,383  $21,642
      Europe.........................................   2,189    2,437    2,777
      Asia Pacific...................................   2,265    1,790    1,727
      Other Foreign..................................     335      469      221
                                                      -------  -------  -------
        Total........................................ $33,834  $31,079  $26,367
                                                      =======  =======  =======

BACKLOG

  The Company had backlog believed to be firm as of February 10, 1998 and February 11, 1997 of approximately $8,500,000 and approximately $6,800,000, respectively. All of the backlog as of February 10, 1998 is expected to be filled by the end of the fiscal year ending November 30, 1998.

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

MANUFACTURING AND ASSEMBLY

  The Company currently purchases from suppliers the majority of the components used in the assembly process. In an effort to maximize its efficiency and product quality, the Company continues its efforts to outsource substantially all subassemblies so that the Company will be able to concentrate on final assembly and testing. In addition, the Company adopted a series of internationally accepted technical standards known as ISO 9001, which were established by the International Organization for Standardization to determine whether manufacturing plants, regardless of national origin, implement sound, basic-quality procedures. The guidelines were designed to be shared by many industrialized nations. The Company has also installed a comprehensive and integrated MRP II based manufacturing system.

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

PATENTS

  The Company currently holds one patent which is for an electronic matching network. The Company believes that its success is generally less dependent upon patent protection than on the scientific and engineering skills that are applied to its products.

EMPLOYEES

  As of February 10, 1998, the Company had 173 employees, of whom 19 were in administration, 44 in engineering, 15 in sales and marketing, 14 in field service and 81 in manufacturing.

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

ITEM 2. PROPERTIES

  The Company's principal executive, administrative and manufacturing operations are located in an approximately 78,000 square foot facility in Voorhees, New Jersey. The facility is leased by the Company for a ten year term ending in December 2006. The lease provides for current monthly payment of $51,750. The Company's future obligations over the term of the lease total approximately $5,589,000. In addition to the annual rentals, the Company pays taxes, insurance and maintenance relating to the leased property.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

 Executive Officers of the Registrant

The executive officers of the Company are as follows:

        NAME                         AGE                  POSITION
        ----                         ---                  --------
   Joseph Stach.....................  59 President, Chief Executive Officer and
                                          Chairman of the Board
   Christopher Ben..................  37 Treasurer and Chief Financial Officer
   Kevin Wilson.....................  42 Secretary and Chief Operating Officer.

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

  Christopher Ben was appointed Treasurer and Chief Financial Officer in January 1998. From March 1994 until January 1998 Mr. Ben was Chief Operating Officer of the Company. From December 1992 until January 1998 Mr. Ben was Secretary of the Company. From September 1987 to February 1994 Mr. Ben was General Manager of the Company

  Kevin Wilson was appointed Secretary and Chief Operating Officer in January 1998. From August 1996 until January 1998 Mr. Wilson was Vice President of Engineering. From 1992 until August 1996, Mr. Wilson was President and CEO of Innovative Systems and Technologies Corp.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock was listed on the American Stock Exchange Emerging Company Marketplace ("AMEX/ECM") on April 29, 1994. On June 29, 1995 the Company's stock moved to the primary list on the American Stock Exchange
(AMEX) where it is traded under the symbol RFP. As of February 10, 1998 there were 579 record holders of the shares of Common Stock. There have been no dividends declared during the past three fiscal years with respect to the Company's Common Stock and the Company anticipates that for the foreseeable future, any net earnings will be retained by the Company as working capital and no dividends will be paid. In addition, the Company's term loan with a commercial bank prohibits the payment of cash dividends.

  The following table sets forth the high and low sales prices (as reported by the AMEX) for the Company's Common Stock for fiscal years 1997 and 1996:

                                                                HIGH     LOW
                                                                ----     ---
      1997
        First Quarter..........................................   3       2 5/16
        Second Quarter.........................................  4 3/16   2 11/16
        Third Quarter..........................................   6        3
        Fourth Quarter.........................................   6        3
      1996
        First Quarter..........................................  6 1/4    4 3/4
        Second Quarter.........................................   8        4
        Third Quarter..........................................   7        3
        Fourth Quarter.........................................  3 3/4    2 1/4

ITEM 6. SELECTED FINANCIAL DATA

  The following is a summary of selected financial data of the Company for each of the five years ended on the dates set forth below, which should be read in conjunction with the financial statements of the Company and the notes thereto.

                                               YEARS ENDED NOVEMBER 30,
                                        ---------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------- ------- ------- ------- -------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
Net sales.............................  $33,834 $31,079 $26,367 $16,302 $10,930
  Income (loss) before extraordinary
   credit and cumulative effect of
   change in accounting for income
   taxes..............................    1,695   1,227   1,517   1,095     245
Extraordinary credit-Tax benefit of
 operating loss carryforwards.........       --      --      --      --      58
                                        ------- ------- ------- ------- -------
Income (loss) before cumulative effect
 of change in accounting for income
 taxes................................    1,695   1,227   1,517   1,095     303
Cumulative effect of change in
 accounting for income taxes..........       --      --             275      --
                                        ------- ------- ------- ------- -------
Net income (loss).....................  $ 1,695 $ 1,227 $ 1,517 $ 1,370 $   303
                                        ======= ======= ======= ======= =======
Per share data:
Income (loss) before extraordinary
 Credit and cumulative effect of
 Change in accounting for income
 Taxes................................  $   .14 $   .10 $   .12 $   .10 $   .03
Extraordinary credit..................       --      --      --      --     .01
Cumulative effect of change in
 Accounting for income taxes..........       --      --      --     .03      --
                                        ------- ------- ------- ------- -------
Net income (loss).....................  $   .14 $   .10 $   .12 $   .13 $   .04
                                                     NOVEMBER 30,
                                        ---------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------- ------- ------- ------- -------
                                                (DOLLARS IN THOUSANDS)
Total assets..........................  $17,821 $12,048 $12,915 $ 6,683 $ 4,254
Long-term debt, less current portion..    1,499     904     310     621     722

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

  The semiconductor equipment industry accounted for approximately 62% and 66% of the Company's sales in 1997 and 1996, respectively. Over the past few years the semiconductor industry has experienced strong growth which has benefited the Company. The future growth of the Company will depend in substantial part on continued growth of the semiconductor equipment industry.

  Over fiscal years 1995 and 1994, the Company had experienced significant sales growth. This growth outpaced increases in operating expenses, resulting in significant increases in gross margins during this period. In the second half of fiscal year 1996 through the first half of fiscal 1997, sales in the semiconductor capital equipment market decreased significantly. This affected the Company's results, especially in operating expenses, which resulted in unabsorbed labor and overhead costs which are expensed as incurred. The Company's net sales and gross profit were also adversely impacted. The Company took steps to reduce fixed costs and to bring variable expenses into line with the then current pace of operations. During the second half of fiscal 1997, sales increased in both the semiconductor and thin film disk media markets, resulting in improved operating results. However, the Asian financial market crisis did produce some slowdown in sales late in the fourth quarter of fiscal 1997 and will adversely affect fiscal 1998 results.

  The Company feels it is important to continue investing in the development of new products for the next generation of semiconductor and flat panel display manufacturing equipment, as well as for new applications of radio frequency technology in medical devices, food and material processing. This is reflected in the research and development expenses incurred in both fiscal year 1997 and 1996.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales.

                              PERCENTAGE OF SALES

                                                               YEAR ENDED
                                                              NOVEMBER 30,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
      Net Sales............................................ 100.0% 100.0% 100.0%
      Cost of products sold................................  60.5   64.3   59.5
                                                            -----  -----  -----
      Gross profit.........................................  39.5   35.7   40.5
      Research and development.............................  13.5   11.4    8.9
      Selling and administrative...........................  18.3   17.5   17.8
      Compensation from stock purchase agreements..........    --     --    3.0
                                                            -----  -----  -----
      Income from operations...............................   7.7    6.8   10.8
      Interest, net........................................    .3     .3     .2
                                                            -----
      Income before income taxes...........................   7.4    6.5   10.6
      Income tax expense...................................   2.4    2.6    4.9
                                                            -----  -----  -----
      NET INCOME...........................................   5.0%   3.9%   5.7%
                                                            =====  =====  =====

 Net Sales

  Net sales were $33.8 million, $31.1 million and $26.4 million for the years ended November 30, 1997, 1996 and 1995, respectively, which represents an increase of 9% from 1996 to 1997 and an increase of 18% from 1995 to 1996. The increase is the result of continued growth in the unit volume of sales to capital equipment manufacturers in the semiconductor, thin film disc media and flat panel display industries. Net sales to these industries increased 11% for 1997 and 20% for 1996. Sales by the Company to Applied Materials, Inc., Lam Research and Alcatel Comptech accounted for 23%, 15% and 10% of net revenues for 1997 and 21%, 14% and 7% of net revenues for 1996, respectively.

 Gross Profit

  The Company's gross profit expressed as a percentage of sales was 40%, 36% and 40% for the years ended November 30, 1997, 1996 and 1995, respectively. The increase in gross profit in 1997 results from increased sales to both the semiconductor and thin film disc media markets. The decrease in gross profit in 1996 is the result of the decline in sales to the semiconductor market which resulted in under absorbed labor and overhead costs and the additional inventory obsolescence reserves.

 Research and Development

  The Company's research and development expenses are associated with developing new products and improving existing product designs. Research and development expenses were $4.6 million, $3.5 million and $2.3 million for the years ended November 30, 1997, 1996, and 1995, respectively, which represents an increase of 30% from 1996 to 1997 and 51% from 1995 to 1996. Research and development expenses increased primarily due to the purchase of a three dimensional mechanical design automation software package, PC board software and related computer hardware, and additional engineering staff to support the Company's development program. The Company's ability to increase its research and development efforts is dependent upon its ability to continue to attract or train radio frequency engineers. The Company cannot be assured of finding experienced radio frequency engineers because of their scarcity and the competitiveness of the market for these individuals.

 Selling and Administrative

  Selling and administrative expenses were $6.2 million, $5.4 million and $4.7 million for the fiscal years 1997, 1996 and 1995, respectively. This represents 18% of sales for the years ended November 30, 1997, 1996 and 1995. This represents a 14% increase from 1996 to 1997 and a 15% increase from 1995 to 1996.

  Selling and administrative expenses increased $.8 million in 1997 and as a percent of sales was comparable to 1996. The increase is the result of increased personnel in administration, sales and service, sales increases, increase in commissions resulting from increased sales levels, costs associated with a vendor's failed component and bonuses to company personnel. Expenses rose $.7 million in 1996 and as a percent of sales was comparable to 1995. The increase was the result of costs related to the opening of a Korean office and for its staff, a reserve for rent and other expenses for the Company's old facility, write-off of expenses related to a terminated secondary offering of the Company's stock and professional fees related to a medical joint venture.

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

 Income Taxes

  In 1997, the effective tax rate was 32% compared with 39% in 1996. The rate decreased over the past year due primarily to increased research and development tax credits reducing both the federal and state tax liabilities. The 1996 tax rate increased over the prior year due primarily to an increase in state taxes. Excluding the $784,000 adjustment, representing a permanent difference, the effective rate for 1995 was 36%.

 Liquidity and Capital Resources

  The Company's cash requirements are currently being funded through operations coupled with the proceeds of stock options and bank financing. In 1995 funds were provided primarily from operations of $1,776,000 and $571,000 of debt. Approximately $1,074,000 of funds were used for the purchase of machinery and equipment and computer equipment and an additional $155,000 was expended for a technology purchase. Excess funds were used to repay $697,000 of debt. In 1996 funds were provided primarily from operations of $369,000 and $2,386,000 of debt. Approximately $1,384,000 was used for the purchase of machinery and equipment, computer equipment and transportation vehicles. Additional funds were used to repay $1,671,000 of debt. Funding in 1997 of $787,000 was provided from operations and $2,065,000 from debt. Approximately $2,315,000 of funds were used for the purchase of leasehold improvements and machinery and equipment for the new corporate headquarters and computer hardware and software for the engineering department. Additional funds were used to pay $556,000 in debt.

  In May 1996, the Company established a new banking relationship with a local commercial bank and terminated its relationship with its prior bank. The Company repaid its prior bank's term loan and the outstanding balance on its line of credit from a new credit facility provided by the Company's new bank. The new credit facility was for a $1,400,000 term loan and a $4,000,000 revolving line of credit. This increased the Company's lines of credit from $1,500,000 to $4,000,000. On January 17, 1997 the Company signed an amendment to the credit facility that revised a financial covenant in order to satisfy the Company's compliance with such covenant at November 30, 1996.

  The Company had the option to convert to a term loan a portion of the line of credit and reduce the line of credit by the amount termed out. In February 1997, the Company exercised this option for a $1,000,000 term loan.

  In January of 1998 the Company revised the credit facility with its commercial bank. The new credit facility is for a $6,000,000 revolving line of credit. The Company has the option to convert to a term loan up to $1,000,000 of the line of credit for the purchase of capital equipment, which if exercised reduces the line of credit.

  In December 1996, the Company entered into a $500,000 loan agreement with the New Jersey Economic Development Authority to finance certain purchases of equipment for its new facility. The loan, all of which was drawn down by the second quarter of fiscal 1997, is for a five year term at an interest rate of 5% with principal and interest paid monthly. The loan is secured by the equipment purchased with the proceeds of the loan.

  The increase in the Company's trade receivables and inventories coupled with the related increase in accounts payable and accrued expenses are the result of the increased sales volume to the semiconductor and thin film disc media capital equipment manufacturers.

  The Company believes that funds generated from operations, in addition to its current banking line of credit, should be sufficient to meet the Company's capital requirements for the immediate future.

  The Company requires substantial capital for research and development and inventories. The Company's capital equipment requirements, although significant this year related mainly to its new facility, are not expected by management to continue to be substantial. Management of the Company believes that the aforementioned funding, coupled with working capital generated by operations and the Company's cost reduction program should be sufficient to meet the Company's capital requirements for the immediate future.

 Year 2000 Exposure

  Many information systems have been designed to function based on years that begin with 19. The Company believes that it has taken the necessary steps to ensure that the Company's business operations and systems will not be materially adversely affected by the year 2000 problem and that no material expenditures will be required with respect to such problem.

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

  The audit reports of Grant Thornton on the financial statements of the Company for the fiscal years ended November 30, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph that referred to a change in accounting for income taxes.

  There were no disagreements with Grant Thornton during the fiscal year ended November 30, 1995, or in any subsequent interim period through the filing of this Form 10-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to such disagreement in connection with its opinion on the Company's financial statements.

  Effective upon the filing of 1995's Form 10-K, the Company engaged KPMG Peat Marwick LLP to serve as independent accountant to audit the Company's financial statements.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

  1.FINANCIAL STATEMENTS.

    Independent Auditors' Report--KPMG Peat Marwick LLP
    Independent Auditors' Report--Grant Thornton LLP
    Financial Statements
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to the Consolidated Financial Statements

  2.FINANCIAL STATEMENT SCHEDULE.

  Schedule II--Valuation and Qualifying Accounts

  3.EXHIBITS.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  2.1*   Agreement and Plan of Reorganization dated July 13, 1992 between
          Registrant and Plasma-Therm, Inc. (Exhibit 2 filed July 14, 1992, to the Registrants Form 8 amendment to the Registrant's Form 10
          Registration Statement filed May 19, 1992 No. 0-020229 [the "1992
          Registration Statement"]).
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant,
          as amended (Exhibit 3.1 to the Registrant's Annual Report on Form 10-
          K for the fiscal year ended November 30, 1996 [the "1996 Form 10-
          K"]).
  3.2*   Amended and Restated By-laws of the Registrant (Exhibit 3.2 to the
          1996 Form 10-K).
  4.1*   1992 Stock Option Plan, as amended, of the Registrant dated March 24,
          1993 (Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for
          the fiscal year ended November 30, 1993 [the "1993 Form 10-K"]).
  4.2*   1993 Non-Employee Directors Stock Option Plan of the Registrant dated
          March 24, 1993 (Exhibit 4.2 to the 1993 Form 10-K).
 10.1*   Employment Agreement dated December 1, 1993 between the Registrant and
          Joseph Stach and amendment to Employment Agreement dated January 19,
          1994 (Exhibit 10.1 to the 1993 Form 10-K).
 10.2*   Sublease Agreement dated November 1, 1992 between the Registrant and
          Test Technology, Inc. for office, manufacturing and warehouse space at 502 Gibbsboro-Marlton Road, Voorhees, New Jersey 08043 (Exhibit
          10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 [the "1992 Form 10-K"]).
 10.3*   License Agreement dated May 13, 1992 between the Registrant and
          Plasma-Therm, Inc. (Exhibit 10E to the 1992 Registration Statement).
 10.4*   Distribution Agreement dated August 10, 1993 between the Registrant and Astech Corporation (Exhibit 10.10 to the 1993 Form 10-K).
 10.5*   Stock Purchase and Subscription Agreement dated July 16, 1993 by and between the Registrant and Mitsuyuki Umino (Exhibit 10.11 to the 1993
          Form 10-K).
 10.6*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Joseph Stach (Exhibit 10.12 to the 1993 Form 10-K).
 10.7*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Christopher Ben (Exhibit 10.13 to the 1993 Form 10-K).

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.8*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Domenic Golato (Exhibit 10.14 to the 1993 Form 10-K).
 10.9*   Stock Purchase Agreement dated February 18, 1994 between the
          Registrant and Arthur Zafiropoulo (Exhibit 10.15 to the 1993 Form 10-
          K).
 10.10*  Stock Purchase Agreement dated February 18, 1994 between the
          Registrant and Gerald M. Starek (Exhibit 10.16 to the 1993 Form 10-
          K).
 10.11*  Master Purchase Order and Sales Agreement dated May 1994 between the
          Registrant and Applied Materials, Inc. and Master Purchase Order and
          Sales Agreement Revision I dated November 9, 1994 between the
          Registrant and Applied Materials, Inc. (Exhibit 10.17 to the 1994
          Form 10-K).
 10.12*  Purchase Agreement dated October 14, 1994 between the Registrant and
          Plasma Therm Incorporated (Exhibit 10.18 to the 1994 Form 10-K).
 10.13*  Purchase Agreement dated October 28, 1994 between the Registrant and
          Plasma Etch, Inc. (Exhibit 10.19 to the 1994 Form 10-K).
 10.14*  Technology Transfer, License and Sales Agreement between the
          Registrant and Brounley Associates, Inc. (Exhibit 10.20 to the 1994
          Form 10-K).
 10.15*  Purchase Agreement dated November 9, 1995 between the Registrant and
          Plasma and Material Technology, Inc. (Exhibit 10.20 to the 1995 Form
          10-K).
 10.16*  Purchase Agreement dated October 16, 1995 between the Registrant and
          Plasma Therm, Incorporated. (Exhibit 10.25 to the 1995 Form 10-K).
 10.17*  Purchase Agreement dated June 5, 1995 between the Registrant and
          Mattson Technology. (Exhibit 10.26 to the 1995 Form 10-K).
 10.18*  Lease Agreement dated March 18, 1996 and amendments dated June 21,
          1996 and August 30, 1996 between the Registrant and Laurel Oak Road,
          L.L.C. for office, manufacturing and warehouse space at 1007 Laurel
          Oak Road, Voorhees, N.J. 08043 (Exhibit 10.18 to the 1996 Form 10-K).
 10.19*  Revolving Line of Credit Agreement ($4,000,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
          Bank, N.A. (Exhibit 10.19 to the 1996 Form 10-K).
 10.20*  Note and Security Agreement ($4,000,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
          Bank, N.A. (Exhibit 10.20 to the 1996 Form 10-K).
 10.21*  Note and Security Agreement ($1,400,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon
          Bank, N.A. (Exhibit 10.21 to the 1996 Form 10-K).
 10.22*  Loan Agreement ($1,400,000) dated May 24, 1996 and amendment dated
          January 17, 1997 between the Registrant and Mellon Bank, N.A.
          (Exhibit 10.22 to the 1996 Form 10-K)
 10.23*  Direct Loan Agreement dated December 20, 1996 between the Registrant and the New Jersey Economic Development Authority (Exhibit 10.23 to
          the 1996 Form 10-K).
 10.24*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Joseph
          Stach (Exhibit 10.24 to the 1996 Form 10-K).
 10.25*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and
          Christopher Ben (Exhibit 10.25 to the 1996 Form 10-K).
 10.26*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Domenic
          Golato (Exhibit 10.26 to the 1996 Form 10-K).
 10.27   Second Amendment, dated February 27, 1997, to Revolving Line of Credit
          Agreement dated May 24, 1996 between the Registrant and Mellon Bank,
          N.A.
 10.28   Third Amendment, dated May 28, 1997, to Revolving Line of Credit
          Agreement dated May 24, 1996 between the Registrant and Mellon Bank,
          N.A.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.29   Fourth Amendment, dated December 31, 1997, to Revolving Line of Credit
          Agreement dated May 24, 1996 between the Registrant and Mellon Bank,
          N.A.
 10.30   Second Amendment, dated February 27, 1997, to Note and Security
          Agreement ($4,000,000) dated May 24, 1996 between the Registrant and
          Mellon Bank, N.A.
 10.31   Third Amendment, dated May 28, 1997, to Note and Security Agreement
          ($4,000,000) dated May 24, 1996 between the Registrant and Mellon
          Bank, N.A.
 10.32   Fourth Amendment, dated December 31, 1997, to Note and Security
          Agreement ($4,000,000) dated May 24, 1996 between the Registrant and
          Mellon Bank, N.A.
 10.33   Note and Security Agreement ($500,000) and supplement dated February
          27, 1997 between the Registrant and Mellon Bank, N.A.
 10.34   Amendment, dated May 28, 1997, to Note and Security Agreement dated
          February 27, 1997 between the Registrant and Mellon Bank, N.A.
 11*     See Note 1 to the Financial Statements.
 21*     Subsidiaries of the Registrant (Exhibit 21 to the 1996 Form 10-K).
 23.1    Consent of KPMG Peat Marwick LLP.
 23.2    Consent of Grant Thornton LLP.
 27      Financial Data Schedule.

--------
*Incorporated by reference.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          RF Power Products, Inc.

                                                     s/ Joseph Stach
                                          By: _________________________________
                                           JOSEPH STACH,CHAIRMAN OF THE BOARD
                                                      AND PRESIDENT


Date: February 26, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                           TITLE                DATE

          /s/ Joseph Stach              Chairman of the Board     February 26,
-------------------------------------    and President (Chief     1998
            JOSEPH STACH                 Executive Officer )

       /s/ Arthur Zafiropoulo           Director                  February 26,
-------------------------------------                             1998
         ARTHUR ZAFIROPOULO

          /s/ Gerald Starek             Director                  February 26,
-------------------------------------                             1998
            GERALD STAREK

         /s/ Raymond Farnham            Director                  February 26,
-------------------------------------                             1998
           RAYMOND FARNHAM

         /s/ Christopher Ben            Treasurer and CFO         February 26,
-------------------------------------    (Principal Accounting    1998
           CHRISTOPHER BEN               Officer and CFO)

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----
      Financial Statements:
      Independent Auditors' Report--KPMG Peat Marwick LLP. ..............   F-1
      Report of Independent Certified Public Accountants--Grant Thornton
       LLP. .............................................................   F-2
      Consolidated Balance Sheets as of November 30, 1997 and 1996.......   F-3
      Consolidated Statements of Income for the Years ended November 30,
       1997, 1996, and 1995..............................................   F-4
      Consolidated Statements of Shareholders' Equity for the Years ended
       November 30, 1997, 1996, and 1995.................................   F-5
      Consolidated Statements of Cash Flows for the Years ended November
       30, 1997, 1996, and 1995..........................................   F-6
      Notes to Consolidated Financial Statements.........................   F-7
      Financial Statement Schedule:
      Schedule II--Valuation and Qualifying Accounts.....................  F-18

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RF Power Products, Inc.:

  We have audited the accompanying consolidated balance sheets of RF Power Products, Inc. and subsidiary as of November 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. In connection with our audit of these consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Power Products, Inc. and subsidiary as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
January 16, 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders and Board of Directors
RF Power Products, Inc. and Subsidiary

  We have audited the accompanying consolidated balance sheets of RF Power Products, Inc. and Subsidiary as of November 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Power Products, Inc. and Subsidiary as of November 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

  As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.

                                          Grant Thornton LLP

Philadelphia, Pennsylvania
January 10, 1996

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1997 AND 1996

                                                          1997         1996
                                                       -----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents........................... $   570,453     546,984
  Accounts receivable, net of allowance of $159,000--
   1997; $140,000--1996...............................   7,669,713   4,815,182
  Inventories.........................................   5,417,012   3,474,689
  Prepaid expenses and other..........................      89,337     370,461
  Deferred income taxes...............................     483,847     410,395
                                                       -----------  ----------
                                                        14,230,362   9,617,711
                                                       -----------  ----------
Property and equipment................................   3,520,411   2,221,312
Other assets..........................................      70,256     208,501
                                                       -----------  ----------
                                                       $17,821,029  12,047,524
                                                       ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable........................................ $   999,721     434,663
  Current portion of long-term debt...................     700,000     350,000
  Accounts payable....................................   3,066,048   1,163,698
  Accrued expenses....................................   1,083,048     512,323
  Accrued payroll.....................................     295,223     250,921
                                                       -----------  ----------
                                                         6,144,040   2,711,605
                                                       -----------  ----------
Long-term debt, less current portion..................   1,498,610     904,167
                                                       -----------  ----------
Commitments (note 11)
Shareholders' equity:
  Common stock; $.01 par value; authorized--19,000,000
   shares: issued and outstanding: 1997--12,147,661
   shares; 1996--12,123,140 shares....................     121,477     121,231
  Additional paid-in capital..........................   6,414,029   6,372,235
  Retained earnings...................................   3,710,062   2,015,286
  Less: Notes receivable from shareholders............     (67,189)    (77,000)
                                                       -----------  ----------
                                                        10,178,379   8,431,752
                                                       -----------  ----------
                                                       $17,821,029  12,047,524
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements.

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                1997        1996       1995
                                             ----------- ---------- ----------
Net sales................................... $33,834,179 31,079,249 26,366,607
Cost of products sold.......................  20,454,706 19,999,113 15,689,472
                                             ----------- ---------- ----------
Gross profit................................  13,379,473 11,080,136 10,677,135
Research and development....................   4,584,931  3,527,673  2,343,009
Selling and administrative..................   6,180,071  5,436,591  4,689,791
Compensation from stock purchase agree-
 ments......................................         --         --     784,000
                                             ----------- ---------- ----------
Income from operations......................   2,614,471  2,115,872  2,860,335
Interest expense, net.......................     122,128     88,904     59,634
                                             ----------- ---------- ----------
Income before income taxes..................   2,492,343  2,026,968  2,800,701
Income tax expense..........................     797,567    800,000  1,283,673
                                             ----------- ---------- ----------
Net income.................................. $ 1,694,776  1,226,968  1,517,028
                                             =========== ========== ==========
Net income per share........................ $       .14        .10        .12
                                             =========== ========== ==========
Weighted average number of shares used in
 computing net income per share.............  12,324,049 12,336,322 12,253,460
                                             =========== ========== ==========


          See accompanying notes to consolidated financial statements.

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                             COMMON STOCK                  RETAINED      NOTES
                          ------------------- ADDITIONAL   EARNINGS    RECEIVABLE
                            SHARES             PAID-IN   (ACCUMULATED     FROM
                            ISSUED    AMOUNT   CAPITAL     DEFICIT)   SHAREHOLDERS
                          ---------- -------- ---------- ------------ ------------
Balance at November 30,
 1994...................  11,001,314 $110,013 4,341,428    (728,710)    (231,000)
Issuance of stock on
 exercise of options and
 warrants...............   1,048,929   10,489    90,143         --           --
Tax benefit related to
 shares acquired by
 employees under stock
 compensation plans.....         --       --  1,783,700         --           --
Net income..............         --       --        --    1,517,028          --
Repayment of notes
 receivable.............         --       --        --          --        77,000
                          ---------- -------- ---------   ---------     --------
Balance at November 30,
 1995...................  12,050,243  120,502 6,215,271     788,318     (154,000)
Issuance of stock on
 exercise of options and
 warrants...............      72,897      729     8,981         --           --
Tax benefit related to
 shares acquired by
 employees under stock
 compensation plans.....         --       --    147,983         --           --
Net income..............         --       --        --    1,226,968          --
Repayment of notes
 receivable.............         --       --        --          --        77,000
                          ---------- -------- ---------   ---------     --------
Balance at November 30,
 1996...................  12,123,140  121,231 6,372,235   2,015,286      (77,000)
Issuance of stock on
 exercise of options....      24,521      246    13,129         --           --
Tax benefit related to
 shares acquired by
 employees under stock
 compensation plans.....         --       --     28,665         --           --
Net income..............         --       --        --    1,694,776          --
Repayment of notes
 receivable.............         --       --        --          --         9,811
                          ---------- -------- ---------   ---------     --------
Balance at November 30,
 1997...................  12,147,661 $121,477 6,414,029   3,710,062      (67,189)
                          ========== ======== =========   =========     ========


          See accompanying notes to consolidated financial statements.

                     RF POWER PRODUCTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                               1997         1996        1995
                                            -----------  ----------  ----------
Cash flows from operating activities
  Net income..............................  $ 1,694,776   1,226,968   1,517,028
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
    Depreciation and amortization.........    1,127,918     694,725     548,663
    Compensation from stock purchase
     agreements...........................          --          --      784,000
    Deferred income taxes.................      (73,452)    298,815    (586,830)
    Changes in assets and liabilities:
      Decrease (increase) in accounts
       receivable.........................   (2,854,531)    316,197  (2,309,596)
      Decrease (increase) in inventories..   (1,942,323)    965,686  (2,021,528)
      Decrease (increase) in prepaid
       expenses and other.................      281,124    (247,168)    (22,676)
      (Decrease) increase in accounts
       payable and accrued liabilities....    2,588,574  (2,966,582)  3,956,295
      Decrease (increase) in other........      (35,335)     79,975     (89,328)
                                            -----------  ----------  ----------
Net cash provided by operating
 activities...............................      786,751     368,616   1,776,028
                                            -----------  ----------  ----------
Cash flows from investing activities
  Capital expenditures....................   (2,314,823) (1,383,534) (1,073,867)
  Technology purchase.....................          --          --     (155,000)
                                            -----------  ----------  ----------
Net cash used in investing activities.....   (2,314,823) (1,383,534) (1,228,867)
                                            -----------  ----------  ----------
Cash flows from financing activities
  Short-term (repayments) borrowings,
   net....................................      565,058     (65,337)    250,000
  Proceeds from issuance of long-term
   debt...................................    1,500,000   2,386,005     320,767
  Payments of long-term debt..............     (555,557) (1,606,216)   (697,053)
  Proceeds from sale of common stock under
   stock option plan, including related
   tax benefit............................       42,040     157,693     100,632
                                            -----------  ----------  ----------
Net cash provided by (used in) financing
 activities...............................    1,551,541     872,145     (25,654)
                                            -----------  ----------  ----------
Net increase (decrease) in cash...........       23,469    (142,773)    521,507
Cash and cash equivalents at beginning of
 year.....................................      546,984     689,757     168,250
                                            -----------  ----------  ----------
Cash and cash equivalents at end of year..  $   570,453     546,984     689,757
                                            ===========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NOVEMBER 30, 1997, 1996, AND 1995

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  RF Power Products, Inc. and Subsidiary (the Company) designs, manufactures and markets radio frequency power delivery systems, consisting of generators, matching networks and peripheral equipment primarily for original equipment manufacturers in the semiconductor, analytical instrument and thin film disc media markets. The Company's business depends substantially on the capital expenditures of semiconductor manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors. Approximately 62% and 66% of the Company's sales for the years ended November 30, 1997 and 1996, respectively, were made to semiconductor capital equipment manufacturers.

 Basis of Presentation

  The consolidated financial statements include the accounts of RF Power, Inc. and its wholly-owned subsidiary, RFPP Foreign Sales Corporation. During 1997 the Company formed RF Medical Technologies, LLC (RF Medical). The Company owns 50% of RF Medical and intends to account for it under the equity method of accounting, although the venture has not been involved in any material transactions to date. All intercompany balances and transactions have been eliminated.

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

 Concentration of Credit Risk

  The Company's revenues generally are concentrated among a small number of customers, the majority of which are in the semiconductor industry. Accounts receivable from companies operating in the semiconductor industry at November 30, 1997 and 1996 totaled approximately $4,042,000 or 53% and $2,348,000 or
49% of total accounts receivable, respectively.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at November 30, 1997 and 1996 consist of cash and money market funds.

 Accounts Receivable and Bad Debts

  The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers' financial condition. Bad debt expense charged to operations was approximately $75,000, $52,400, and $16,600 in fiscal years 1997, 1996, and
1995, respectively.

 Inventories

  Inventories are stated at the lower of standard cost which approximates actual cost (first-in, first-out method), or market. Cost includes material, labor, and manufacturing overhead.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995


 Depreciation and Amortization

  Depreciation and amortization of property and equipment is provided by generally using the straight-line method over the useful lives of the related assets or, for leasehold improvements, the lesser of the useful life or the related lease term. The estimated useful lives used in computing depreciation of machinery and equipment, and transportation equipment is 3-5 years. In fiscal 1996 the Company wrote off approximately $61,000 in leasehold improvements in connection with its move to a new facility.

 Intangibles and Research and Development

  Certain technology rights which have been acquired by purchase are capitalized at cost and amortized on a straight-line basis over 5 years. Amortization expense related to such technology rights was $173,579, $59,508, and $165,746 for the years ended November 30, 1997, 1996, and 1995, respectively. Research and development costs are expensed as incurred.

 Warranty Policy

  The Company estimates the anticipated costs of repairing products under warranty based on the historical average cost of the repairs and provides for this cost on the accrual basis. The Company offers warranty coverage for its systems for one to two years.

 Revenue Recognition

  The Company recognizes revenue when product is shipped, except for certain customers where terms are FOB-destination, in which case revenue is recognized upon delivery.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes which it adopted, effective December 1, 1993. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

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

 Reclassification

  Certain reclassifications have been made to conform to the current year's presentation.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995

 New Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued a new standard, Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As required the Company adopted this new standard for its fiscal year ended November 30, 1996. The adoption of this new statement did not have a material impact on the Company's financial position or results of operations.

  The FASB issued two new standards, Statement of Financial Accounting Standards No. 128, Earnings per Share, and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, which the Company will adopt for its fiscal year ended November 30, 1998. The adoption of these new statements will not have a material impact on the Company's financial position or results of operations.

  The FASB also issued three new standards, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income; Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information; and Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which as permitted, the Company will adopt for its fiscal year ended November 30, 1999. The adoption of these new statements will not have any impact on the Company's financial position or results of operations.

(2) INVENTORIES

  Inventories consist of the following:

                                                             NOVEMBER 30,
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
   Raw materials, net of reserve of $300,512--1997;
    $305,081--1996...................................... $2,604,724 $1,668,762
   Work-in-process......................................  1,051,065    265,232
   Finished goods, net of reserve of $262,821--1997;
    $247,143--1996......................................  1,761,223  1,540,695
                                                         ---------- ----------
                                                         $5,417,012 $3,474,689
                                                         ========== ==========

  Inventory reserves have been provided for obsolete and excess parts relating to previous generations of equipment, inventory assessed as slow-moving and evaluation units. The charge to operations amounted to approximately $216,500, $606,000, and $21,500 in fiscal years 1997, 1996, and 1995, respectively.

(3) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                               NOVEMBER 30,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Property and equipment, at cost:
   Machinery and equipment................................ $5,252,611 $3,524,535
   Transportation equipment...............................     54,641     54,641
   Leasehold improvements.................................    863,525    437,201
                                                           ---------- ----------
                                                            6,170,777  4,016,377
   Less: accumulated depreciation and amortization........  2,650,366  1,795,065
                                                           ---------- ----------
                                                           $3,520,411 $2,221,312
                                                           ========== ==========

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995

  The Financial Accounting Standards Board (FASB) issued a new standard, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. As required, the Company adopted this new standard for its fiscal year ended November 30, 1997. The adoption of this new statement did not have a material impact on the Company's financial position or results of operations.

(4) RELATED PARTY TRANSACTIONS

  In August 1993 the Company entered into a five-year exclusive distributorship agreement with Astech to distribute the Company's products in Japan. The President and Chief Executive Officer of Astech was a member of the Company's Board of Directors prior to his resignation in December of 1996. Sales to Astech represented approximately 5%, 5%, and 6% of net sales by the Company in fiscal years 1997, 1996, and 1995, respectively.

  Included in accounts payable and accounts receivable of the Company at November 30, 1997 and 1996, respectively are net amounts due to and due from related parties (Astech) of $145,526 and $37,495, respectively. Included in accounts payable of the Company at November 30, 1995 are net amounts due to related parties of $550,407. Transactions with affiliates consist of the following:

                                                         NOVEMBER 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
   Sales to related parties (Astech).......... $1,621,464 $1,614,943 $3,506,634
   Purchases from related parties (Astech)....    970,574  1,316,888  2,779,986

  In December 1993 the Company entered into an employment agreement (the "Employment Agreement") with Dr. Stach, Chief Executive Officer and President of the Company, which was amended in February 1994 and October 1994. The Employment Agreement is for a five-year term ending November 1998, and provides for an annual base salary and a bonus based on the Company's after-tax net income, with both the annual salary and the bonus to be as determined annually by the Company's Compensation Committee. The Employment Agreement provides that Dr. Stach may be terminated at any time, with or without cause. If Dr. Stach is terminated for cause, the Company must pay Dr. Stach's salary and benefits for one year. If Dr. Stach is terminated without cause, the Company must pay Dr. Stach's compensation and benefits for the balance of the term of the Employment Agreement.

  See note 9 for affiliated transactions with respect to a loan agreement.

(5) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                NOVEMBER 30,
                                                             -------------------
                                                                1997      1996
                                                             ---------- --------
Rent and other expenses for idle facility (note 11)......... $      --  $217,385
Bonuses.....................................................    300,000      --
Income tax payable..........................................    131,387   65,883
Warranty accrual............................................    330,000   75,000
Other.......................................................    321,661  154,055
                                                             ---------- --------
                                                             $1,083,048 $512,323
                                                             ========== ========

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995


(6) CREDIT ARRANGEMENTS

  In May 1996 the Company signed a new credit facility (the Credit Facility) with a commercial bank and terminated the credit agreement with its prior bank. The Company repaid the term loan and the outstanding balance on its line of credit with its prior bank with funds from the Credit Facility. The Credit Facility is for a $1,400,000 four-year term loan (note 7) and a $4,000,000 revolving line of credit. The term loan contains an option to convert to a fixed rate of interest. The Company has the option to term out a portion of the revolving line of credit, which if exercised, reduces the revolving line of credit by the amount termed out. In 1997 the Company exercised this option and termed out $1,000,000 from the revolving line of credit. The rate of interest for both the term loan and revolving line of credit is based on current LIBOR rates plus a variable percentage based on the Company's quarterly cash flow performance. Borrowings under the term loan and revolving line of credit are secured by substantially all of the Company's assets and borrowings under the revolving line of credit are subject to a percentage of eligible accounts receivable. Borrowings under the revolving line of credit are $999,721 at an interest rate of 8.50% on November 30, 1997. At November 30, 1997 $2,000,279 of the revolving line of credit was available. Under the terms of the Credit Facility, the Company is required to maintain certain minimum financial ratios as defined in the Credit Facility agreement and is prohibited from paying dividends.

  In January of 1998 the Company revised the credit facility with its commercial bank. The new credit facility is for a $6,000,000 revolving line of credit. The Company has the option to term out up to $1,000,000 of the line of credit for the purchase of capital equipment, which if exercised reduces the line of credit.

(7) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                              NOVEMBER 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
   Note payable to a financial institution with interest
    at the LIBOR rate, plus 1.50% (7.2187% at November
    30, 1997 and 6.875% at November 30, 1996). Principal
    and interest are paid monthly for a four-year term
    commencing June 1, 1996.............................  $  904,167 $1,254,167
   Notes payable to a financial institution with
    interest at the LIBOR rate, plus 1.50% (7.2187% at
    November 30, 1997). Principal and interest are paid
    monthly for a four-year term commencing February 27,
    1997................................................     875,000        --
   Notes payable to the NJEDA with interest at a 5%
    rate. Principal and interest are paid monthly for a
    five-year term commencing January 1, 1997...........     419,443        --
                                                          ---------- ----------
                                                           2,198,610  1,254,167
   Less current portion.................................     700,000    350,000
                                                          ---------- ----------
                                                          $1,498,610 $  904,167
                                                          ========== ==========

  Principal payments on long-term debt in 1998 through 2002 are $700,000, $700,000, $554,167, $225,000 and $19,443, respectively.

  In December 1996 the Company entered into a term loan agreement with the New Jersey Economic Development Authority (NJEDA) for $500,000 with a five year term. The interest rate for the loan is 5% and it is secured by the machinery and equipment purchased with the loan proceeds.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995


(8) OPTIONS

  The Company has a stock option plan for its employees, consultants, and advisors. This plan authorizes the granting of both incentive stock options and nonqualified stock options to purchase up to 1,818,399 shares at November 30, 1997 (497,168 of which were approved by the Board of Directors in November 1997 and are subject to shareholders approval). No options may be granted after July 10, 2002.

  The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock. Nonqualified options may be granted at less than the fair market value on the date of grant.

  The Company also has a stock option plan for its nonemployee directors. This plan authorizes the granting of nonqualified stock options to purchase up to 480,000 shares at November 30, 1997. No options may be granted after March 23, 2003.

  The Company has reserved 2,298,399 shares of common stock for these plans.

  Statement of Financial Accounting Standards No. 123,Accounting for Stock-Based Compensation ("FAS 123") was adopted by the Company effective December 1, 1996. As permitted by FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

  Had compensation cost for the Company's stock-based compensation plans been determined consistent with FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               NOVEMBER 30,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Net income:
     As reported.......................................... $1,694,776 $1,226,968
     Pro forma............................................  1,602,621  1,186,825
   Net income per share:
     As reported..........................................       0.14       0.10
     Pro forma............................................       0.13       0.10

  The fair value for stock options granted in 1997 and 1996 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rates of 5.83% and 5.71%; dividend yield of 0%; expected common stock market price volatility factor of .76 and .69; and a weighted average expected life of the stock options of 3 years. The weighted average value of options granted in 1997 and 1996 was $2.52 and $1.39 per share, respectively. The options generally vest 25% at the date of grant and 25% in each of the succeeding three years.

  These pro forma calculations only include the effects of 1997 and 1996 grants. As such, the impacts are not necessarily indicative of the effects on reported net income and net income per share of future years.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995


  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company's employee stock options have characteristics significantly different from those of traded options, and as changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The following table summarizes the transactions of all of the Company's stock option plans for the three-year period ended November 30, 1997:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                            NUMBER    EXERCISE
                                                           OF SHARES   PRICE
                                                           ---------  --------
   Options outstanding, November 30, 1994.................  786,043    $0.11
   Granted................................................  125,000     2.63
   Exercised.............................................. (548,929)    0.08
   Cancelled..............................................   (3,400)    0.22
                                                           --------    -----
   Options outstanding, November 30, 1995 (190,810
    exercisable)..........................................  358,714     1.38
   Granted................................................  262,850     2.92
   Exercised..............................................  (72,897)    0.12
   Cancelled..............................................  (12,361)    0.87
                                                           --------    -----
   Options outstanding, November 30, 1996 (141,376
    exercisable)..........................................  536,306     2.36
   Granted................................................  135,900     4.73
   Exercised..............................................  (24,521)    0.55
   Cancelled..............................................  (53,225)    2.13
                                                           --------    -----
   Options outstanding, November 30, 1997 (323,454
    exercisable)..........................................  594,460    $3.00
                                                           ========    =====

  The following table summarizes information about stock options outstanding at November 30, 1997:

                                                                 WEIGHTED                   WEIGHTED
                                                                  AVERAGE                    AVERAGE
                             NUMBER                   WEIGHTED   EXERCISE       NUMBER      EXERCISE
RANGE OF                 OUTSTANDING AT                AVERAGE   PRICE OF   AT EXERCISABLE  PRICE OF
EXERCISE                  NOVEMBER 30,     MAXIMUM    REMAINING OUTSTANDING  NOVEMBER 30,  EXERCISABLE
 PRICES                       1997          LIFE        LIFE      OPTIONS        1997        OPTIONS
--------                 -------------- ------------- --------- ----------- -------------- -----------
$0.22...................     47,708     5 to 10 years    2.8       $0.22        47,708        $0.22
1.13....................     20,000           5 years    1.4        1.13        20,000         1.13
2.25 to 2.88............    381,250     7 to 10 years    7.7        2.80       218,020         2.78
3.63....................     10,000          10 years    9.0        3.63        10,000         3.63
4.50 to 4.94............    120,500          10 years   10.0        4.59        23,976         4.59
5.81....................     15,000          10 years    9.7        5.81         3,750         5.81

  On November 11, 1996, in order to retain and provide incentive to key members of the management group, the Board of Directors of the Company approved a repricing of outstanding stock options to purchase 274,850 shares that were in excess of the then market price per share of common stock (the "repriced options"). The exercise price of the repriced options was revised to $2.88 per share which represented the closing market price per share of common stock on November 11, 1996.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995

  On November 17, 1997, the Board of Directors of the Company approved the cancellation of outstanding stock options to purchase 95,900 shares which had exercise prices in excess of the current market price of the Company's stock. The Board then issued new options to the same people in the same amounts with an exercise price equal to the closing market price per common share of $4.50 per share.

(9) STOCK PURCHASE AND SUBSCRIPTION AGREEMENT

  On February 11, 1994, the Company entered into three Stock Purchase Agreements (the Agreements) with three officers of the Company. Pursuant to the terms of the Agreements, the officers purchased an aggregate of 1,400,000 shares of the Company's common stock at a purchase price of $.22 per share. The purchase price was based on the fair market value as of February 10, 1994 as determined by a valuation performed by an independent party. One-fourth of the aggregate purchase price under each Agreement was paid to the Company on the date of execution and the balance of the purchase price is represented by three Promissory Note and Security Agreements (the Notes). The principal amount due under the Notes is payable in three installments due in February 1995, February 1996, and February 2000. The Notes accrue interest on the unpaid principal amount at 6.5% per annum.

  On May 30, 1995, the Company entered into settlement agreements with its former legal counsel and three of its executives to correct unintended tax consequences of the executives' stock purchase agreements. Under terms of the settlement agreement, the Company agreed to accelerate the vesting of the stock, which resulted in a tax benefit to the Company which will be transferred indirectly to the individuals as part of the settlement agreement. This transaction resulted in a one-time, noncash compensation charge to earnings which is reflected as compensation from stock purchase agreements. Further, as part of the settlement, the Company has also agreed to guarantee a note payable by the executives of approximately $300,000. The settlement and compensation charge had no effect on cash, working capital or equity over what would have occurred had the unintended tax consequences not resulted.

(10) INCOME TAXES

  Effective December 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method (note 1). The components of income tax expense were as follows:

                                                1997      1996        1995
                                              --------  ---------  ----------
   Current:
     State................................... $318,844  $ 304,988  $   44,728
     Federal.................................  552,175    333,368      42,075
   Deferred tax (benefit):
     State...................................  (14,879)  (111,829)    (52,120)
     Federal.................................  (58,573)   273,473    (534,710)
   Charge equivalent to tax benefit related
    to shares acquired by employees under
    stock....................................      --         --    1,783,700
                                              --------  ---------  ----------
   Total..................................... $797,567   $800,000  $1,283,673
                                              ========  =========  ==========

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995

  The effective income tax rates differed from the statutory federal income tax rates as follows in the fiscal years ended November 30, 1997, 1996 and 1995:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Income taxes at statutory rates............................ 34.0% 34.0% 34.0%
   Increase (decrease) in taxes resulting from:
     State taxes, net of federal tax benefit..................  3.9   4.3   6.3
     Research and development tax credits..................... (9.6) (0.1) (2.5)
     Compensation from stock purchase agreements..............  --    --    8.8
     Other, net...............................................  3.7   1.3  (0.8)
                                                               ----  ----  ----
                                                               32.0% 39.5% 45.8%
                                                               ====  ====  ====

  Net deferred tax assets for the years ended November 30, 1997 and 1996 consist of the following:

                                                                 1997     1996
                                                               --------  -------
   Deferred tax asset:
     Research and development tax credit carryforwards........ $223,615      --
     Allowance for doubtful accounts..........................   63,343   55,790
     Vacation accrual.........................................   83,907   74,232
     Inventory reserve........................................  223,891  219,975
     Warranty reserve.........................................  131,156   29,876
     Depreciation of property and equipment...................  (28,487)  30,522
     Other....................................................   10,037
                                                               --------  -------
   Gross deferred tax assets..................................  707,462  410,395
   Deferred tax asset valuation allowance..................... (223,615)     --
                                                               --------  -------
   Net deferred tax assets.................................... $483,847  410,395
                                                               ========  =======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the period which deferred tax assets are deductible, management believes it is more likely than not that the Company will realize these deductible differences at November 30, 1997. The Company will periodically assess and re-evaluate the status of its recorded deferred tax asset.

  Research and development credit carryforwards will begin expiring in 2011.

(11) LEASE COMMITMENTS

  In March 1996 the Company entered into a ten-year lease agreement and subsequently relocated its main offices in December 1996. The new lease provides for aggregate present minimum rentals of approximately $5,600,000 over the term of the lease. In addition to the minimum rentals, the Company pays taxes, insurance and maintenance relating to the leased property.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995

  The approximate future minimum rental payments required under all operating leases are as follows:

   Year ending November 30,
     1998............................................................ $  723,016
     1999............................................................    715,359
     2000............................................................    684,258
     2001............................................................    629,264
     2002............................................................    620,948
     Thereafter...................................................... $2,484,000

  The total rental expense for all operating leases for the years ended November 30, 1997, 1996, and 1995 was approximately $652,000, $287,000, and
$241,000, respectively.

(12) MAJOR CUSTOMER INFORMATION

  Three customers accounted for 48% of net sales in 1997. Two customers accounted for 35% of net sales in 1996 and one customer accounted for 33% of net sales in 1995. See note 4 for sales to related parties.

(13) GEOGRAPHIC SEGMENT INFORMATION

  Foreign sales were 14%, 15%, and 18% of total sales, respectively, for the fiscal years ended November 30, 1997, 1996 and 1995. Net sales by geographic segment area are summarized as follows:

                                                  1997        1996       1995
                                               ----------- ---------- ----------
   United States.............................. $29,045,048 26,383,256 21,641,711
   Europe.....................................   2,189,058  2,437,488  2,776,404
   Asian Pacific..............................   2,265,411  1,789,766  1,727,013
   Other foreign..............................     334,662    468,739    221,479
                                               ----------- ---------- ----------
                                               $33,834,179 31,079,249 26,366,607
                                               =========== ========== ==========

(14) CASH FLOW INFORMATION

  The following is supplemental cash flow information for the years ended November 30:

                                                           1997    1996    1995
                                                         -------- ------- ------
   Cash paid for:
     Interest........................................... $127,009 105,380 89,664
     Income taxes.......................................  676,338 523,483 30,587

(15) EMPLOYEE BENEFIT PLAN

  The Company sponsors an employee savings plan (the "Plan") covering substantially all employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute to the Plan after one year of service. The Company contributes 10% of the amount contributed by the employees. Company contributions were approximately $39,500, $34,000, and $21,500 for the years ended November 30, 1997, 1996 and 1995, respectively.

                    RF POWER PRODUCTS, INC. AND SUBSIDIARY

                       NOVEMBER 30, 1997, 1996, AND 1995


(16) UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                             QUARTER
                            -------------------------------------------    TOTAL
   1997                       FIRST      SECOND     THIRD      FOURTH       YEAR
   ----                     ----------  --------- ---------- ----------  ----------
   Net sales............... $5,434,985  8,218,622 10,117,022 10,063,550  33,834,179
   Gross profit............  1,804,173  3,238,117  4,202,994  4,134,189  13,379,473
   Net income (loss).......   (173,462)   381,114    774,900    712,224   1,694,776
   Earnings (loss) per
    share..................       (.01)       .03        .06        .06         .14
                                             QUARTER
                            -------------------------------------------    TOTAL
   1996                       FIRST      SECOND     THIRD      FOURTH       YEAR
   ----                     ----------  --------- ---------- ----------  ----------
   Net sales............... $8,258,864  9,484,006  7,979,403  5,356,976  31,079,249
   Gross profit............  3,225,439  3,708,429  2,767,431  1,378,837  11,080,136
   Net income (loss).......    677,330    897,462    247,098   (594,922)  1,226,968
   Earnings (loss) per
    share..................        .06        .07        .02       (.05)        .10

  During the fourth quarter of the fiscal year ending November 30, 1996, the Company recorded inventory reserves of approximately $460,000 and recorded the remaining noncancelable lease payments and wrote off the related leasehold improvements aggregating approximately $217,000 in connection with its move to a new facility.

                                                                     SCHEDULE II

                            RF POWER PRODUCTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS
                                                     ------------------
                                            BALANCE                     BALANCE
                                              AT                           AT
                                           BEGINNING           OTHER     END OF
               DESCRIPTION                 OF PERIOD EXPENSE DEDUCTIONS  PERIOD
               -----------                 --------- ------- ---------- --------
Year ended November 30, 1996
  Allowance for doubtful accounts......... $106,060   42,400    (8,405) $140,055
  Inventory obsolescence reserve.......... $101,575  605,946  (155,297) $552,224
Year ended November 30, 1997
  Allowance for doubtful accounts......... $140,055   75,000   (55,667) $159,378
  Inventory obsolescence reserve.......... $552,224  216,546  (205,437) $563,333

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                        DESCRIPTION OF EXHIBIT                       PAGE
 -------                      ----------------------                       ----
  2.1*   Agreement and Plan of Reorganization dated July 13, 1992
          between Registrant and Plasma-Therm, Inc. (Exhibit 2 filed
          July 14, 1992, to the Registrants Form 8 amendment to the
          Registrant's Form 10 Registration Statement filed May 19, 1992
          No. 0-020229 [the "1992 Registration Statement"]).
  3.1*   Amended and Restated Certificate of Incorporation of the
          Registrant, as amended (Exhibit 3.1 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended November 30,
          1996 [the "1996 Form 10-K"]).
  3.2*   Amended and Restated By-laws of the Registrant (Exhibit 3.2 to the 1996 Form 10-K).
  4.1*   1992 Stock Option Plan, as amended, of the Registrant dated
          March 24, 1993 (Exhibit 4.1 to the Registrant's Annual Report
          on Form 10-K for the fiscal year ended November 30, 1993 [the
          "1993 Form 10-K"]).
  4.2*   1993 Non-Employee Directors Stock Option Plan of the Registrant
          dated March 24, 1993 (Exhibit 4.2 to the 1993 Form 10-K).
 10.1*   Employment Agreement dated December 1, 1993 between the
          Registrant and Joseph Stach and amendment to Employment
          Agreement dated January 19, 1994 (Exhibit 10.1 to the 1993
          Form 10-K).
 10.2*   Sublease Agreement dated November 1, 1992 between the
          Registrant and Test Technology, Inc. for office, manufacturing and warehouse space at 502 Gibbsboro-Marlton Road, Voorhees,
          New Jersey 08043 (Exhibit 10.2 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended November 30,
          1992 [the "1992 Form 10-K"]).
 10.3*   License Agreement dated May 13, 1992 between the Registrant and
          Plasma-Therm, Inc. (Exhibit 10E to the 1992 Registration
          Statement).
 10.4*   Distribution Agreement dated August 10, 1993 between the
          Registrant and Astech Corporation (Exhibit 10.10 to the 1993
          Form 10-K).
 10.5*   Stock Purchase and Subscription Agreement dated July 16, 1993 by and between the Registrant and Mitsuyuki Umino (Exhibit
          10.11 to the 1993 Form 10-K).
 10.6*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Joseph Stach (Exhibit 10.12 to the 1993 Form
          10-K).
 10.7*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Christopher Ben (Exhibit 10.13 to the 1993 Form
          10-K).
 10.8*   Stock Purchase Agreement dated February 11, 1994 between the
          Registrant and Domenic Golato (Exhibit 10.14 to the 1993 Form
          10-K).
 10.9*   Stock Purchase Agreement dated February 18, 1994 between the
          Registrant and Arthur Zafiropoulo (Exhibit 10.15 to the 1993
          Form 10-K).
 10.10*  Stock Purchase Agreement dated February 18, 1994 between the
          Registrant and Gerald M. Starek (Exhibit 10.16 to the 1993
          Form 10-K).
 10.11*  Master Purchase Order and Sales Agreement dated May 1994 between the Registrant and Applied Materials, Inc. and Master
          Purchase Order and Sales Agreement Revision I dated November
          9, 1994 between the Registrant and Applied Materials, Inc.
          (Exhibit 10.17 to the 1994 Form 10-K).
 10.12*  Purchase Agreement dated October 14, 1994 between the
          Registrant and Plasma Therm Incorporated (Exhibit 10.18 to the
          1994 Form 10-K).

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                       PAGE
 -------                     -----------------------                       ----
 10.13*  Purchase Agreement dated October 28, 1994 between the
          Registrant and Plasma Etch, Inc. (Exhibit 10.19 to the 1994
          Form 10-K).
 10.14*  Technology Transfer, License and Sales Agreement between the
          Registrant and Brounley Associates, Inc. (Exhibit 10.20 to the
          1994 Form 10-K).
 10.15*  Purchase Agreement dated November 9, 1995 between the
          Registrant and Plasma and Material Technology, Inc. (Exhibit
          10.20 to the 1995 Form 10-K).
 10.16*  Purchase Agreement dated October 16, 1995 between the
          Registrant and Plasma Therm, Incorporated. (Exhibit 10.25 to
          the 1995 Form 10-K).
 10.17*  Purchase Agreement dated June 5, 1995 between the Registrant and Mattson Technology. (Exhibit 10.26 to the 1995 Form 10-K).
 10.18*  Lease Agreement dated March 18, 1996 and amendments dated June
          21, 1996 and August 30, 1996 between the Registrant and Laurel
          Oak Road, L.L.C. for office, manufacturing and warehouse space at 1007 Laurel Oak Road, Voorhees, N.J. 08043 (Exhibit 10.18
          to the 1996 Form 10-K).
 10.19*  Revolving Line of Credit Agreement ($4,000,000) dated May 24,
          1996 and amendment dated January 17, 1997 between the
          Registrant and Mellon Bank, N.A. (Exhibit 10.19 to the 1996
          Form 10-K).
 10.20*  Note and Security Agreement ($4,000,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and
          Mellon Bank, N.A. (Exhibit 10.20 to the 1996 Form 10-K).
 10.21*  Note and Security Agreement ($1,400,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and
          Mellon Bank, N.A. (Exhibit 10.21 to the 1996 Form 10-K).
 10.22*  Loan Agreement ($1,400,000) dated May 24, 1996 and amendment dated January 17, 1997 between the Registrant and Mellon Bank,
          N.A. (Exhibit 10.22 to the 1996 Form 10-K).
 10.23*  Direct Loan Agreement dated December 20, 1996 between the
          Registrant and the New Jersey Economic Development Authority
          (Exhibit 10.23 to the 1996 Form 10-K).
 10.24*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Joseph Stach (Exhibit 10.24 to the 1996 Form 10-K).
 10.25*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Christopher Ben (Exhibit 10.25 to the 1996 Form 10-K).
 10.26*  Promissory Note and Security Agreement dated February 11, 1994 and amendment dated January 21, 1997 between the Registrant and Domenic Golato (Exhibit 10.26 to the 1996 Form 10-K).
 10.27   Second Amendment, dated February 27, 1997, to Revolving Line of
          Credit Agreement dated May 24, 1996 between the Registrant and
          Mellon Bank, N.A.
 10.28   Third Amendment, dated May 28, 1997, to Revolving Line of
          Credit Agreement dated May 24, 1996 between the Registrant and
          Mellon Bank, N.A.
 10.29   Fourth Amendment, dated December 31, 1997, to Revolving Line of
          Credit Agreement dated May 24, 1996 between the Registrant and
          Mellon Bank, N.A.
 10.30   Second Amendment, dated February 27, 1997, to Note and Security
          Agreement ($4,000,000) dated May 24, 1996 between the
          Registrant and Mellon Bank, N.A.

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBITS                       PAGE
 -------                     -----------------------                       ----
 10.31   Third Amendment, dated May 28, 1997, to Note and Security
          Agreement ($4,000,000) dated May 24, 1996 between the
          Registrant and Mellon Bank, N.A.
 10.32   Fourth Amendment, dated December 31, 1997, to Note and Security
          Agreement ($4,000,000) dated May 24, 1996 between the
          Registrant and Mellon Bank, N.A.
 10.33   Note and Security Agreement ($500,000) and supplement dated
          February 27, 1997 between the Registrant and Mellon Bank, N.A.
 10.34   Amendment, dated May 28, 1997, to Note and Security Agreement dated February 27, 1997 between the Registrant and Mellon
          Bank, N.A.
 11*     See Note 1 to the Financial Statements.
 21*     Subsidiaries of the Registrant (Exhibit 21 to the 1996 Form 10-
          K).
 23.1    Consent of KPMG Peat Marwick LLP.
 23.2    Consent of Grant Thornton LLP.
 27      Financial Data Schedule.

--------
*Incorporated by reference.