Form 10-Q
period 1998-02-28
RF POWER PRODUCTS INC
filed 1998-04-03
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending      Commission File No. 1-12940
    February 28, 1998

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

As of February 28, 1998, 12,147,661 shares of Common Stock, $.01 par value, were outstanding.

                                     INDEX




                                                    PAGE
                                                    NUMBER
                                                    ------
  Part I.  Financial Information

     Item 1. Consolidated Financial Statements

       Balance Sheets  February 28, 1998 and
       November 30, 1997 .............................  3

       Statements of Operations - Three Months Ended
           February 28, 1998 and 1997 ................  4

       Statements of Cash Flows - Three Months Ended
       February 28, 1998 and 1997 ....................  5

       Notes to Consolidated Financial Statements ....  6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
           Operations ................................  8

  Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K ....... 10

                            RF POWER PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                      February 28,  November 30,
Assets                                    1998          1997
                                      (Unaudited)     (Audited)
                                      ------------  -------------
Cash                                  $   488,098   $   570,453
Accounts receivable                     5,636,901     7,669,713
Inventories                             6,665,034     5,417,012
Prepaid expenses and other                101,998        89,337
Deferred income taxes                     490,694       483,847
                                      -----------   -----------
                                       13,382,725    14,230,362
                                      -----------   -----------

Property and equipment, net             3,599,758     3,520,411


Other assets                               47,357        70,256
                                      -----------   -----------
                                      $17,029,840   $17,821,029
                                      ===========   ===========
Liabilities

Current liabilities
 Note payable                         $   500,000   $   999,721
 Current portion long-term debt           700,000       700,000
 Accounts payable                       3,017,289     3,066,048
 Accrued expenses                         896,754     1,083,048
 Accrued payroll                          438,988       295,223
                                      -----------   -----------

                                        5,553,031     6,144,040
                                      -----------   -----------

Long-term debt,less current
 portion                                1,325,275     1,498,610
                                      -----------   -----------



Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1998-12,147,661; 1997-12,147,661        121,477       121,477
Additional paid-in capital              6,414,029     6,414,029
Retained earnings                       3,683,217     3,710,062
Notes receivable from shareholders        (67,189)      (67,189)
                                      -----------   -----------
                                       10,151,534    10,178,379
                                      -----------   -----------
                                      $17,029,840   $17,821,029
                                      ===========   ===========

     See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended
                                   February 28,      February 28,
                                   ------------      ------------
                                       1998              1997
                                       ----              ----

Net Sales                              $ 7,198,231    $ 5,434,985
                                       -----------    -----------

Costs and expenses
Cost of products sold                    4,477,036      3,630,812
Research and development                 1,124,572        755,247
Selling and administrative               1,606,958      1,308,007
Interest expense                            29,142         20,697
                                       -----------    -----------
                                       $ 7,237,708    $ 5,714,763
                                       -----------    -----------

Loss before
 income taxes                              (39,477)      (279,778)

Income tax expense (benefit)               (12,632)      (106,316)
                                       -----------    -----------



Net loss                               $   (26,845)   $  (173,462)
                                       ===========    ===========

Per Share Data:
Earnings (loss) per Share:
   Basic                                      $.00       ($   .01)
   Diluted                                    $.00       ($   .01)

Weighted average number of
shares outstanding:
   Basic                                12,147,661     12,124,078
   Diluted                              12,312,302     12,224,892

         See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Three Months Ended
                                                  ------------------
                                          February 28,1998  February 28,1997
                                          ----------------  ----------------

Cash flows from operating activities
Net loss                                   $   (26,845)      $  (173,462)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                 244,005           226,381
 Deferred income taxes (benefit)                (6,847)          (20,293)
 Changes in assets and liabilities
 Decrease in accounts receivable             2,032,812           177,685
 (Increase) in inventories                  (1,248,022)         (708,535)
 (Increase) decrease in prepaid
  expenses and other                           (12,661)           41,591
 Increase (decrease) in accounts
  payable and accrued liabilities              (91,288)        1,552,894
 Increase (decrease) Other                      22,899            (2,251)
                                           -----------       -----------

Net cash generated (used) in
 operating activities                          914,053         1,094,010
                                           -----------       -----------

Cash flows from investing activities
Capital expenditures                          (323,352)       (1,214,818)
                                           -----------       -----------

Net cash used in investing activities         (323,352)       (1,214,818)
                                           -----------       -----------

Cash flows from financing activities
Short term loan repayments                    (499,721)         (434,663)
Payments of long-term debt                    (173,335)          (87,500)
Borrowing against term loan                       -              960,800

Proceeds from issuance of common stock
 under stock option plan                          -                1,157
                                           -----------       -----------

Net cash provided by (used in)
 financing activities                         (673,056)          439,794
                                           -----------       -----------

Net increase (decrease) in cash                (82,355)          318,986

Cash at beginning of period                    570,453           546,984
                                           -----------       -----------

Cash at end of period                      $   488,098       $   865,970
                                           ===========       ===========

         See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 1998 and November 30, 1997, the results of operations for the three months ended February 28, 1998 and February 28, 1997 and the statement of cash flows for the three months ended February 28, 1998 and 1997.

          The results of operations for the three months ended February 28, 1998 and 1997 are not necessarily indicative of results for the full year.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10K.

Note 2  Inventories

          Inventories consist of the following:

                                 February 28,  November 30,
                                     1998          1997
                                 ------------  ------------

          Raw materials, net       $3,498,211    $2,604,724
          Work in process             975,541     1,051,065
          Finished goods, net       2,191,282     1,761,223
                                   ----------    ----------
                                   $6,665,034    $5,417,012
                                   ==========    ==========

Note 3    Property and Equipment

          Property and equipment consists of the following:

                                           February 28,  November 30,
                                               1998          1997
                                           ------------  ------------

          Property and equipment,
           at cost
          Machinery and Equipment            $5,575,963    $5,252,611
          Transportation Equipment               54,641        54,641
          Leasehold Improvements                863,525       863,525
                                             ----------    ----------
                                              6,494,129     6,170,777
          Less accumulated depreciation
           and amortization                   2,894,371     2,650,366
                                             ----------    ----------
                                             $3,599,758    $3,520,411
                                             ==========    ==========

Note 4    Income Taxes

          The provision (benefit)for income taxes for the three months ended February 28, 1998 and 1997, consists of the following:


                                February 28,   February 28,
                                    1998           1997
                                -------------  -------------
          Current-federal
           and state              $  (5,785)     $ (86,023)
          Deferred-federal
           and state                 (6,847)       (20,293)
                                  ---------       --------
                                  $ (12,632)     $(106,316)
                                  =========      =========


Note 5    Earnings Per Share

          The Company adopted SFAS 128 in the first quarter of fiscal year 1998. Basic per share data presented includes the weighted average number of shares of common stock only. Diluted per share data presented includes the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents.

          Prior year information has also been calculated in accordance with SFAS 128.

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

In January 1998, the Company revised the credit facility with its commercial bank. The new credit facility is for a $6,000,000 revolving line of credit.
The Company has the option to convert to a term loan up to $1,000,000 of the line of credit for the purchase of capital equipment, which if exercised reduces the line of credit by the amount converted. The rate of interest for both the term loan option and revolving line of credit are based on current LIBOR rates plus a variable percentage based on the Company's quarterly cash flow performance. Under the terms of the credit facility, the Company is required to maintain certain minimum financial ratios as defined in the credit facility agreement and is prohibited from paying dividends.

Operating activities provided $914,053 in cash for the three month period ending February 28, 1998 versus $1,094,010 in cash flows for the comparable period in 1997. Approximately $217,160 was generated from depreciation net of the loss during the fiscal 1998 period. A decrease in accounts receivable of $2,032,812 was partially offset by an increase in inventories of $1,248,022, a decrease in accounts payable and accrued liabilities of $91,288, and an increase in prepaid expenses of $12,661.

For the three months ended February 28, 1998, the Company repaid $499,721 on its line of credit and $173,335 of its long term debt.

The Company requires substantial capital for research and development and inventories. Although there were significant capital expenditures of $1,214,818 during the Company's 1997 first quarter for its new facility, 1998 first quarter capital expenditures decreased to $323,352. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

Year 2000 Exposure

Many information systems have been designed to function based on years that begin with 19. The Company believes that it has taken the necessary steps to ensure that the Company's business operations and systems will not be materially adversely affected by the year 2000 problem and that no material expenditures will be required with respect to such problem.

                             RESULTS OF OPERATIONS


Net sales for the three months ended February 28, 1998 increased 32% as compared to the same period in fiscal 1997. This is the result of an increase of sales to the semiconductor capital equipment manufacturers for the first 3 months of fiscal year 1998. During the corresponding period of fiscal 1997, the Company's revenues were negatively affected by a downturn in the semiconductor industry that began in 1996.

Cost of products sold amounted to 62% and 67% of sales for the three month period ending February 28, 1998 and February 28, 1997, respectively. The increase in gross profit is primarily the result of higher absorbed labor and overhead costs due to the higher production volume.

Research and development expenses were 16% and 14% of sales for the three month period ending February 28, 1998 and February 28, 1997, respectively. The increase is due primarily to support the development of new products, including the high power Hercules, Atlas RF generators and Mercury series electronically tuned matching networks.

Selling and administrative expenses were 22% and 24% of sales for the three month period ending February 28, 1998 and February 28, 1997, respectively. This decrease was caused primarily by a large portion of fixed selling and administrative expenses related to a higher sales volume.

The Company's effective tax rate was 32% and 38% for the three month periods ending February 28, 1998 and February 28, 1997, respectively. This decrease was caused primarily by an increase in the R & D credit.

                         PART II.   OTHER INFORMATION






     Item 6.  Exhibits and Reports on Form 8-K
                                           ---



       (a)  Exhibits .............................N/A


       (b) No reports on Form 8-K were filed during the first quarter of fiscal 1998.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RF POWER PRODUCTS, INC.




     Dated:  April 3, 1998           /s/ Joseph Stach
                                     --------------------------
                                     Joseph Stach, Chairman and
                                     President

                                     /s/ Paul Zaun
                                     --------------------------
                                     Paul Zaun, Controller
                                     (Chief Accounting Officer)