Form 10-Q
period 1998-05-31
RF POWER PRODUCTS INC
filed 1998-07-14
CIK 887627

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ending      Commission File No. 1-12940
         May 31, 1998

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

                                Yes  X       No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 31, 1998, 12,148,695 shares of Common Stock, $.01 par value, were outstanding.

                                     INDEX



                                                          PAGE
                                                         NUMBER
                                                         ------
  Part I.  Financial Information

     Item 1. Consolidated Financial Statements

       Balance Sheets  May 31, 1998 and
       November 30, 1997  ................................  3

       Statements of Operations - Three Months and Six
           Months Ended May 31, 1998 and 1997 ............  4

       Statements of Cash Flows - Six Months Ended
       May 31, 1998 and 1997 .............................  5

       Notes to Consolidated Financial Statements ........  6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of
           Operations ....................................  9

  Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........... 11

                            RF POWER PRODUCTS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                         May 31,    November 30,
                                          1998          1997
      Assets                           (Unaudited)   (Audited)
                                      --------------------------
Cash                                  $   570,750   $   570,453
Accounts receivable                     3,657,506     7,669,713
Inventories                             5,024,025     5,417,012
Prepaid expenses and other                 76,487        89,337
Deferred income taxes                     431,043       483,847
                                      -----------   -----------
                                        9,759,811    14,230,362
                                     ------------   -----------

Property and equipment, net             3,407,144     3,520,411

Other assets                               34,658        70,256
                                      -----------   -----------
                                      $13,201,613   $17,821,029
                                      ===========   ===========
Liabilities

Current liabilities
 Note payable                         $   499,604   $   999,721
 Current portion long-term debt           700,000       700,000
 Accounts payable                       1,301,427     3,066,048
 Accrued expenses                         728,872     1,083,048
 Accrued payroll                          289,655       295,223
                                      -----------   -----------

                                        3,519,558     6,144,040
                                      -----------   -----------
Long-term debt,less current
 portion                                1,151,752     1,498,610
                                      -----------   -----------
Shareholders' equity
 Common stock - $.01 par value
 Authorized - 19,000,000
 Issued and outstanding:
  1998-12,148,695; 1997-12,147,661        121,645       121,477
Additional paid-in capital              6,414,215     6,414,029
Retained earnings                       2,002,724     3,710,062
Notes receivable from shareholders         (8,281)      (67,189)
                                      -----------   -----------
                                        8,530,303    10,178,379
                                      -----------   -----------
                                      $13,201,613   $17,821,029
                                     ============   ===========

     See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                       May 31,                   MAY 31,
                                       -------                   ------
                                 1998            1997       1998         1997
                                 ----            ----       ----         ----
Net sales                     $ 5,823,167   $8,218,622  $13,021,400   $13,653,607
                              -----------   ----------  -----------   -----------

Costs and expenses
Cost of products sold           4,144,297    4,980,505    8,621,333     8,611,317
Research and development        1,560,412    1,106,497    2,684,984     1,861,744
Selling and administrative      1,741,783    1,480,730    3,348,742     2,788,737
Interest expense                   44,537       30,699       73,679        51,396
                              -----------   ----------  -----------   -----------
                              $ 7,491,029   $7,598,431  $14,728,738   $13,313,194
                              -----------   ----------  -----------   -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                         (1,667,862)     620,191   (1,707,338)      340,413

INCOME TAX EXPENSE                 12,632      239,077            0       132,761
                              -----------   ----------  -----------   -----------

Net income (loss)              (1,680,494)     381,114  $(1,707,338)   $  207,652
                             ============   ==========  ===========   ===========

Per share data:
Earnings (loss) per share:
     Basic                   $     (0.14)   $     .03   $     (0.14)   $      .02
     Diluted                 $     (0.14)   $     .03   $     (0.14)   $      .02

Weighted average number of
shares outstanding:
     Basic                    12,148,593   12,129,200    12,147,837    12,126,666
     Diluted                  12,148,593   12,334,735    12,147,837    12,294,826

          See accompanying notes to consolidated financial statements.

                            RF POWER PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( UNAUDITED )

                                                                     Six Months Ended
                                                                     ----------------
                                                                May 31,1998     May 31,1997
                                                                -----------     -----------
Cash flows from operating activities
Net income (loss)                                                $(1,707,338)  $   207,652
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                        524,604       495,999
Deferred income taxes (benefit)                                       52,804       (24,645)
Changes in assets and liabilities
Decrease (increase)in accounts
 receivable                                                        4,012,207      (905,386)
Decrease(increase) in inventories                                    392,987    (1,010,331)
Decrease in prepaid
 expenses and other                                                   12,850       195,170
Increase (decrease) in accounts
 payable and accrued liabilities                                  (2,124,365)    1,992,759
Increase other                                                        35,598        14,169
                                                                 -----------   -----------

Net cash generated in
operating activities                                               1,199,347       965,387
                                                                 -----------   -----------
Cash flows from investing activities
Capital expenditures                                                (411,337)   (1,632,636)
                                                                 -----------   -----------

Net cash used in investing activities                               (411,337)   (1,632,636)
                                                                 -----------   -----------

Cash flows from financing activities
Short term borrowings, net                                          (500,117)     (434,663)
Payments of long-term debt                                          (346,858)     (220,326)
Borrowing against term loan                                                -     1,500,000
Repayment of notes receivable                                         58,908
Proceeds from issuance of common stock
under stock option plan                                                  354        22,250
                                                                 -----------   -----------

Net cash provided by (used in)
financing activities                                                (787,713)      867,261
                                                                 -----------   -----------

Net increase in cash                                                     297       200,012

Cash at beginning of period                                          570,453       546,984
                                                                 -----------   -----------

Cash at end of period                                            $   570,750   $   746,996
                                                                 ===========   ===========

         See accompanying notes to consolidated financial statements.




                            RF POWER PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MAY 31, 1998 AND NOVEMBER 30, 1997

Note 1 In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1998 and November 30, 1997, the results of operations for the six months ended May 31, 1998 and May 31, 1997 and the statement of cash flows for the six months ended May 31, 1998 and 1997.

          The results of operations for the six months ended May 31, 1998 and 1997 are not necessarily indicative of results for the full year.

          These financial statements should be read in conjunction with the financial statements and the notes included in the Company's annual report on Form 10K.

  Note 2  Inventories

          Inventories consist of the following:

                                  May 31,    November 30,
                                    1998         1997
                                 ----------  ------------

          Raw materials, net     $2,366,721    $2,604,724
          Work in process           331,864     1,051,065
          Finished goods, net     2,325,440     1,761,223
                                 ----------    ----------
                                 $5,024,025    $5,417,012
                                 ==========    ==========




Note 3    Property and Equipment

          Property and equipment consists of the following:

                                   May 31,    November 30,
                                    1998          1997
                                 -----------  ------------
Property and equipment,
at cost
Machinery and equipment           $5,663,948    $5,252,611
Transportation equipment              54,641        54,641
Leasehold improvements               863,525       863,525
                                  ----------    ----------
                                   6,582,114     6,170,777
Less accumulated depreciation
and amortization                   3,174,970     2,650,366
                                  ----------    ----------
                                  $3,407,144    $3,520,411
                                  ==========    ==========

Note 4    Income Taxes

          The provision (benefit)for income taxes for the six months ended May 31, 1998 and 1997, consists of the following:

                     May 31,      May 31,
                      1998          1997
                     -------  ----------------
Current-federal
and state              $   0         $157,406
Deferred-federal
and state                  0          (24,645)
                       -----         --------
                       $   0         $132,761
                       =====         ========

Note 5    Earnings Per Share

          The Company adopted SFAS 128 in the first quarter of fiscal year 1998. Basic per share data presented includes the weighted average number of shares of common stock only. Diluted per share data presented includes the weighted average number of shares of common stock adjusted for the conversion of dilutive common stock equivalents in fiscal 1997. In fiscal 1998, due to the net loss, the shares were not adjusted for the conversion of common stock equivalents.

Note 6    Debt Covenant Violation

          The Company's loan agreement with Mellon Bank includes a cash flow covenant that stipulates that the Company operate at a minimum earnings level for a 4 quarter rolling period as a multiple of its principal and interest expense. The Company was in violation of this covenant as of May 31, 1998. Mellon Bank issued the Company a waiver for this condition on June 24, 1998.


Note 7    Merger Agreement with Advanced Energy Industries, Inc.

          On June 4, 1998, the Company filed a report on Form 8-K regarding a joint press release with Advanced Energy Industries, Inc. dated June 2, 1998, announcing a Plan of Reorganization and Merger Agreement. The Merger Agreement has been approved by the respective Boards of Directors of Advanced Energy Industries, Inc. and RF Power Products, Inc. The consummation of the Merger is subject, among other things, to the approval of the Merger by the stockholders of RF Power Products, Inc.

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

The Company was granted a waiver by its commercial bank on June 24, 1998 for violation of its cash flow convenant due to a lack of earnings as of May 31, 1998. The Company expects that it will continue to be in violation of this covenant in the next quarter and plans to either renegotiate its credit facility or request future short term waivers.

Operating activities provided $1,199,347 in cash for the six month period ending May 31, 1998 versus $965,387 in cash flows for the comparable period in 1997. Depreciation aggregated $524,604 during the 1998 six month period. A decrease in accounts receivable of $4,012,207 and inventories of $392,987 more than offset a decrease in accounts payable and accrued liabilities of $2,124,365, and the net loss of $1,707,338.

For the six months ended May 31, 1998, the Company repaid $500,117 on its line of credit and $346,858 of its long term debt.

The Company requires substantial capital for research and development and inventories. Although there were significant capital expenditures of $1,632,636 during the Company's 1997 first six months for its new facility, 1998 first six months capital expenditures decreased to $411,337. Management of the Company believes that based on its current available bank credit facility, coupled with working capital generated by operations, it has sufficient funding to meet the Company's capital requirements for the immediate future.

Year 2000 Exposure

Many information systems have been designed to function based on years that begin with 19. The Company believes that it has taken the necessary steps to ensure that the Company's business operations and systems are year 2000 compliant. The company will continue to evaluate all supplier and customer software. In the event problems are encountered, the company cannot reasonably predict the degree to which it will be successful in mitigating the potential negative effects of the year 2000 date-recognition problem for this type of software.

                             RESULTS OF OPERATIONS

Three Months Ended May 31, 1998
-------------------------------

Net sales for the three months ended May 31, 1998 decreased 29% as compared to the same period in fiscal 1997. This is the result of a decrease of sales to the semiconductor capital equipment manufacturers during the second quarter of fiscal year 1998.

Cost of products sold amounted to 71% and 61% of sales for the three month periods ending May 31, 1998 and May 31, 1997, respectively. The decrease in gross profit is primarily the result of lower absorbed labor and overhead costs due to the lower production volume along with inventory obsolescence charges of $360,000 for the three month period ending May 31, 1998.

Research and development expenses were 27% and 14% of sales for the three month periods ending May 31, 1998 and May 31, 1997, respectively. The increase is due primarily to support the development of new products, including the high power Hercules, Atlas RF generators and Mercury series electronically tuned matching networks.

Selling and administrative expenses were 30% and 18% of sales for the three month periods ending May 31, 1998 and May 31, 1997, respectively. The increase was caused primarily by severance and other charges associated with a reduction in workforce of $225,000 for the three month period ended May 31, 1998.

The Company's effective tax rate was 0% and 39% for the three month periods ending May 31, 1998 and May 31, 1997, respectively. The Company has not recorded a tax liability for 1998 due to the three month loss from operations.

Six Months Ended May 31, 1998
-----------------------------

Net sales for the six months ended May 31, 1998 decreased 5% as compared to the same period in fiscal 1997. This is the result of a decrease of sales to the semiconductor capital equipment manufacturers during the first six months of fiscal year 1998.

Cost of products sold amounted to 66% and 63% of sales for the six month periods ending May 31, 1998 and May 31, 1997, respectively. The decrease in gross profit is primarily the result of lower absorbed labor and overhead costs due to the lower production volume.

Research and development expenses were 21% and 14% of sales for the six month periods ending May 31, 1998 and May 31, 1997, respectively. The increase is due primarily to support the development of new products, including the high power Hercules, Atlas RF generators and Mercury series electronically tuned matching networks.

Selling and administrative expenses were 26% and 21% of sales for the six month periods ending May 31, 1998 and May 31, 1997, respectively. The increase was caused primarily by severance and other charges associated with a reduction in workforce.

The Company's effective tax rate was 0% and 39% for the six month periods ending May 31, 1998 and May 31, 1997, respectively. The Company has not recorded a tax liability for 1998 due to the six month loss from operations.

                          PART II.   OTHER INFORMATION






     Item 6.  Exhibits and Reports on Form 8-K
                                           ---



       (a)  Exhibit 27  Financial Data Schedule


       (b)  Reports on Form 8-K

                On June 4, 1998, the Company filed a report on Form 8-K
            regarding a joint press release with Advanced Energy Industries, Inc. dated June 2, 1998, announcing a Plan of Reorganization and Merger Agreement.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RF POWER PRODUCTS, INC.






Dated: July 14, 1998                          /s/Joseph Stach
                                              --------------------------
                                              Joseph Stach, Chairman and
                                               President

                                              /s/Paul Zaun
                                              --------------------------
                                              Paul Zaun, Controller
                                              (Chief Accounting Officer)